Form 10-Q
period 2023-10-31
Mag Magna Corp.
filed 2023-12-04
CIK 1949864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-268561

MAG MAGNA CORP.

(Exact name of registrant as specified in its charter)

wyoming	98-1626237	2810
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Oleg Bilinski

Chief Executive Officer

325 W Washington St Ste 2877

San Diego, CA 92103

+ 1620-4692043

(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,732,000 common shares issued and outstanding as of December 1, 2023.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

The accompanying interim condensed financial statements of MAG MAGNA CORP (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the condensed financial statements contain all material adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

MAG MAGNA CORP

Condensed Balance Sheets

as of October 31, 2023 (Unaudited) and April 30, 2023

	As of October 31, 2023	As of April 30, 2023
	(Unaudited)
ASSETS
Current Assets
Сash and Cash Equivalents	$4,484	$4,513
Total Current Assets	4, 484	4,513
Other Assets
Intangible assets, net	15,639	8,206
Prepaid Expense	-	9,000
Total Other Assets	15,639	17,206
TOTAL ASSETS	$20,123	$21,719

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$-	$-
Loan payable – related party	46,625	35,136
Total Current Liabilities	46,625	35,136
Total Liabilities	46,625	35,136
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding at October 31, 2023 and April 30, 2023	4,500	4,500
Retained Earnings	(17,917)	1
Accumulated deficit	(13,085)	(17,918)
Total Stockholders’ Equity (Deficit)	(26,502)	(13,417)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$20,123	$21,719

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Operations

for the three and six months ended October 31, 2023 and 2022

(Unaudited)

	Three months ended October 31, 2023	Three months ended October 31, 2022	Six months ended October 31, 2023	Six months ended October 31, 2022

REVENUES	$1,400	$-	$1,400	$-
Cost of sales	-	-	-	-
GROSS PROFIT	1,400	-	1,400	-

OPERATING EXPENSES
General and administrative expenses	7,071	3,837	14,496	6,899
TOTAL OPERATING EXPENSES	7,071	3,837	14,496	6,899

LOSS FROM OPERATIONS	(5,671)	3,837	(13,096)	6,899

OTHER EXPENSE
Interest income	6	3	11	5
TOTAL OTHER EXPENSE	6	3	11	5
NET INCOME (LOSS)	$5,666	$(3,834)	$(13,085)	$(6,894)

NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER F SHARES OUTSTANDING: BASIC AND DILUTED	4,500,000	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

for the three and six months ended October 31, 2023 and 2022

(Unaudited)

	Common Stock		Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount

Balance at April 30, 2022	4,500,000	$4,500	$1	$4,501
Net Income (loss)	-	-	(6,894)	(6,894)
Balance at October 31, 2022	4,046,760	$4,047	$(6,893)	$(2,393)

Balance at April 30, 2023	4,500,000	$4,500	$(17,917)	$(13,417)
Net Income (loss)	-	-	(13,085)	(13,085)
Balance at October 31, 2023	4,500,000	$4,500	$(31,002)	$(26,502)

Balance at July 31, 2022	4,500,000	$4,500	$(3,058)	$1,441
Net Income (loss)	-	-	(3,834)	(3,834)
Balance at October 31, 2022	4,500,000	$4,500	$(6,893)	$(2,393)

Balance at July 31, 2023	4,500,000	$4,500	$(25,336)	$(20,836)
Net Income (loss)	-	-	(5,666)	(5,666)
Balance at October 31, 2023	4,500,000	$4,500	$(31,002)	$(26,502)

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Cash Flows

for the six months ended October 31, 2023 and 2022

(Unaudited)

	Six months ended October 31, 2023	Six months ended October 31, 2022
OPERATING ACTIVITIES
Net income	$(13,085)	$(6,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,567	164
Changes in operating assets and liabilities:
Prepaid expense	(9,000)	(6,450)
Accounts payable	-	(2,950)
NET CASH USED IN OPERATING ACTIVITIES	(20,518)	(16,130)

INVESTING ACTIVITIES
Intangible Assets	9,000	-
NET CASH USED IN INVESTING ACTIVITIES	9,000	-

FINANCING ACTIVITIES
Proceeds from borrowings – related party	11,489	16,135
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,489	16,135

Net increase (decrease) in cash	(29)	5
Cash at beginning of period	4,513	4,501
Cash at end of period	$4,484	$4,506

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

MAG MAGNA CORP (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on September 20, 2021 (Inception). At present, the Company is primarily engaged in organizational activities. The company's primary focus lies in assisting and optimizing businesses engaged in poultry farming and the production of antibiotic-free feed additives.

The Company has elected April 30th as its fiscal year-end.

2. Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $31,002 at October 31, 2023, had a net loss of $13,085, and used net cash of $10,210 in operating activities for six months ended October 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Condensed Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract with the customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4. Allocate the transaction price. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The revenue for our Poultry Farming Consultancy is acknowledged at a specific moment when translated materials are delivered in accordance with contractual terms. The company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. Our liability is restricted to the cumulative sum of payments made by the customer for services specified in the invoice.

We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the consultancy acknowledges deferred revenue until the service delivery is completed. During the six months ended October 31, 2023 and 2022, we have generated revenue in the amount of $1,400 and $0, respectively. The services were provided by the Company’s CEO.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of October 31, 2023 and April 30, 2023.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies, and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency-denominated transactions or balances are included in the statement.

Intangible Asset

The Company accounts for its intangible assets in accordance with ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, and ASC Subtopic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

(Unaudited)

We capitalized website development and software costs of $18,400, which is being amortized over a 3-year life or $511 per year. During the six months ended October 31, 2023, and October 31, 2022, we recognized $1,567 and $164 worth of amortization expense, respectively.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires the presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

4. Related party

As of October 31, 2023, a director of the Company advanced $78,067 to the Company. This loan is unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and has maturity date of June 15, 2025. Imputed interest expense of $4,119 and $1,983 for the six months ended October 31, 2023, and 2022, respectively, was recorded as additional paid-in capital.

5. Stockholders’ Equity

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

On November 26, 2021 the Company issued 4,500,000 shares of its common stock at $0.001 per share for total proceeds of $4,500.

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of October 31, 2023, and April 30, 2023, respectively.

6. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

During November 2023, the Company issued 232,000 shares of common stock for cash proceeds of $5,800 at $0.025 per share.

As of today, the Company issued 232,000 shares of common stock for cash proceeds of $5,800 at $0.025 per share.

There were 4,732,000 shares of common stock issued and outstanding as of today.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Mag Magna Corp is a Wyoming-based company that was incorporated on September 20, 2021. At present, the Company is primarily focused on organizational activities, with intentions of expanding its operations in the near future by distributing, marketing, and selling a methodology of the developed formulas for feed additives utilizing advanced technologies. The corporation's purpose is to introduce and promote alternative methods of raising chickens without the use of antibiotics. The company is equipped with a methodology of the developed formulas for feed additives based on natural ingredients and advanced technologies, which have been successfully employed in Eastern Europe. The company aims to share its expertise with other firms by distributing the methodology of its MAGA and CHASIS formulas and offering consultation services to ensure the avoidance of antibiotic usage.

Mag Magna Corp has established a long-term partnership agreement with Ipax LLC (“Ipax”), a Wyoming company. The Patent License and Assignment Agreement (“Agreement”), grants Mag Magna Corp the exclusive right to distribute, market, and sell a methodology of the developed formula of feed additives that strengthens the immunity of poultry in the U.S. market.

According to the terms of the Agreement, Ipax provides a unique chemical composition of the formula and advisory services to Mag Magna Corp. The focus of this collaboration is to improve, promote, boost, enhance, and distribute the methodology of the created formula for the development of feed additives without antibiotics in the market. Together with Ipax, Mag Magna Corp distributes a methodology that allows for the raising of poultry meat under industrial conditions while avoiding the use of antibiotics at all stages of poultry breeding, both for therapeutic and prophylactic purposes. The two key components of this methodology are MAGA and CHASIS, which enable the replacement of antibiotics with a more environmentally friendly formula. Mag Magna Corp is founded on an innovative approach, stability, confidentiality, and guarantee.

MAGA is a concentrated immunostimulant substance intended for oral use. This oily concentrate dissolves easily in water and has a distinctive herbal scent, making it an essential component in poultry ration. MAGA possesses numerous properties that benefit the body, including:

●	strengthening and stimulating the body's immune system;

●	ensuring energy exchange processes;

●	contributing to the restoration of optimal intestinal microflora;

●	eliminating inflammatory processes;

●	normalization of metabolism;

●	protecting from pathogenic microorganisms;

●	neutralizing the toxic manifestations;

●	activating enzyme reactions;

●	reducing the effect of stress factors;

●	bactericidal and hepatoprotective properties.

This substance is used to increase the assimilation of nutrients, eliminate intoxications, stimulate and normalize metabolism, increase the body's general resistance, and normalize digestive processes.

The exclusive methodology of the created formula of "MAGA" possesses a bactericidal effect against both gram-negative and gram-positive microorganisms. It is also effective in eliminating inflammatory processes in the gastrointestinal tract, including the oviduct in laying hens. Additionally, it inhibits toxic phenomena, preventing the accumulation of toxins from feed, and provides a general stimulating, tonic, adaptogenic, and anti-stress effect.

The carefully selected composition of extracts, such as sprouts of wheat, wormwood, amaranth, nettle, magnesium chloride, and more, ensures the normalization of metabolism in farm animals and poultry, improving overall body resistance and regeneration of mucous membranes. It increases the intensity and prolongation of egg production in laying hens, stimulates the digestive system, and supplements the ovary of laying hens with macro- and microelements necessary for reproduction. Furthermore, it increases the processes of poultry and animal weight information, and possesses hepatoprotective properties.

CHASIS is a feed additive with a distinct odor of wormwood, which acts as a stabilizer for intestinal microflora. This stabilizer is used to stimulate metabolic processes, prevent bacterial and viral diseases, and help animals adapt to adverse environmental conditions. It helps to inhibit the growth of pathogenic enterobacteria, normalizes intestinal microflora, stabilizes the digestive system, and increases nonspecific resistance and metabolic processes. Additionally, it has a positive effect on productivity, reproduction, bird safety, intestinal passage, feed consumption, and feed digestibility.

The active substance in the methodology of "CHASIS" feed additive consists of alkaloids obtained from medicinal plants, which are a source of natural phyto components that are absorbed by 95-98%. The unique properties of the formulation improve performance in monogastric animals and poultry by normalizing the functioning of the gastrointestinal tract and microflora. It restores the optimal pH value in the gastrointestinal tract, increases body resistance to infections and toxin buildup, and has anti-inflammatory, antiseptic, and hepatoprotective properties. It also has an antimicrobial and virucidal effect, eliminates feed losses, and improves the absorption of amino acids. The "CHASIS" feed additive reduces oviduct inflammation in laying hens, has an anthelmintic effect, and prevents oxidation of fats, fatty acids, and sterols that may contribute to toxicosis. It does not contain any genetically modified substances. Overall, the "CHASIS" feed additive enhances the general health of poultry, improves feed conversion, and increases egg production and contains no genetically modified substances.

The feed additive can be administered throughout the entire rearing period and is particularly beneficial during periods of stress and disease prevention. It enhances feed efficiency and nutrient absorption, particularly amino acids, while reducing the number of inflammatory mediators.

Ensuring product quality and safety while addressing the emergence and re-emergence of diseases remains a challenge for the poultry industry. Key factors impacting growth include poultry immunity, health, and production. The link between foodborne and zoonotic diseases and poultry is well-established, posing a potential threat to human health. The presence of high antibiotic residues in food also remains a critical issue. However, it is necessary to point out that chickens are not susceptible to intranasal infection by the SARS-CoV-2 (COVID-19) virus.

Immunity plays a crucial role in protecting animals and preventing diseases. The health of animals is closely linked to their immune system and their ability to fend off invading pathogens. Chickens develop their immune system at various life stages and depend on different types of immunity, including natural or innate immunity, to limit pathogen growth.

 Our company implemented proactive measures to safeguard the value of our components. This included a comprehensive patent classification, search, and comparative analysis to ensure the novelty of the components before submitting our invention application, supported by evidence. Following submission, our application passed a patent examination by the State in Ukraine, resulting in the grant of patent rights for our CHASIS & MAGA components.

The clinical trial was supervised by the Department of Bird Diseases, Bees and Physicochemical Research of the Republican Unitary Enterprise “Institute of Experimental Veterinary Medicine named after S.N. Vyshelessky” in Minsk, Belarus. The research was conducted on the use of “MAGA” and “CHASIS” components provided on broiler chickens which were divided into several experimental and control groups.

The trial involved two groups of day-old chicks, ranging from 0 to 10 days, 11 to 24 days, and 25 to slaughter, for testing the “CHASIS” and “MAGA” components. The first experimental group received “CHASIS” and “MAGA” components with water, while the second group was not subjected to any additional treatments and served as a control group.

Throughout the experiment, no adverse effects of the “CHASIS” and “MAGA” preparations were observed on the clinical status of broiler chickens in the experimental group. The poultry remained alive, mobile, and actively consumed feed and water, indicating that the tested preparation was safe for farm poultry at recommended doses. No cases of the disease were detected in the vaccinated poultry of either group during the experiment. The experiment lasted 42 days. Please see Exhibit 99.8 disclosing the clinical process. Within Ukraine, Ipax conducted scientific research followed by practical testing at the production facilities of poultry farms, where the technology of growing poultry without antibiotics was applied. The technique, which allowed growing poultry meat excluding antibiotics, was implemented within a given country resulting in introducing the formula to the market and cooperating with leading poultry farms.

On October 23, 2023, the Company received the notice of effectiveness from the Securities Exchange Commission. This event is expected to have a positive impact on the Company's financial condition and results of operations.

Employees

Apart from our President, Oleg Bilinski, there are no employees at MAG MAGNA CORP Mr. Bilinski is entitled to manage all the processes related to the operations of the Company.

Results of Operations for the three and six months ended October 31, 2023, and October 31, 2022:

Revenue

For the six months ended October 31, 2023, and October 31, 2022, we generated total revenue of $1,400 and $0, respectively.

For the three months ended October 31, 2023, and October 31, 2022, we generated total revenue of $1,400 and $0, respectively.

Operating expenses

Total operating expenses for the six months ended October 31, 2023, and October 31, 2022 were $14,496 and $6,899. The operating expenses for the six months ended October 31, 2023, and October 31, 2022 included Audit Fees of $12,650 and $6,600; Bank Service Charges of $42 and $135; Depreciation expense of $1,567 and $164; Business licenses and permits of $237 and $0.

Total operating expenses for the three months ended October 31, 2023, and October 31, 2022 were $5,675 and $13,700. The operating expenses for the three months ended October 31, 2023, and October 31, 2022 included Audit Fees of $6,050 and $3,600; Bank Service Charges of $1 and $74; Depreciation expense of $784 and $164; Business licenses and permits of $237 and $0.

Net Loss

Our net loss for the six months ended October 31, 2023, and October 31, 2022 was $13,085 and $6,894, respectively.

Our net income for the three months ended October 31, 2023 was $5,666 and net loss for the three months ended October 31, 2022 was $3,834.

Liquidity and Capital Resources and Cash Requirements

As of October 31, 2023, and April 30, 2023, the Company had cash of $4,484 and $4,513.

During the six months ended October 31, 2023, the Company used $20,518 of cash in operating activities. During the six months ended October 31, 2022, the Company used $16,130 of cash in operating activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support, or other benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

The Company is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We lack an adequate internal control structure – Due to the size of the Company, we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.	We do not have appropriate segregation of duties or adequate accounting resources – The Company has only one employee therefore no reviews are in place to ensure adequate financial reporting. Additionally, we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended October 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAG MAGNA CORP

Date: December 4, 2023	By:	s/ Oleg Bilinski
Oleg Bilinski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Oleg Bilinski
Oleg Bilinski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)