Form 10-Q
period 2024-01-31
Mag Magna Corp.
filed 2024-03-08
CIK 1949864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission number 333-268561

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,656,647 common shares issued and outstanding as of March 8, 2024.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

The accompanying interim condensed financial statements of MAG MAGNA CORP. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

MAG MAGNA CORP.

Condensed Balance Sheets

as of January 31, 2024 (Unaudited)

and April 30, 2023

	As of January 31, 2024	As of April 30, 2023
	(Unaudited)
ASSETS
Current Assets
Сash and Cash Equivalents	$11,535	$4,513
Total Current Assets	11,535	4,513
Other Assets
Intangible assets, net	17,806	8,206
Prepaid Expense	8,500	9,000
Total Other Assets	26,306	17,206
TOTAL ASSETS	$37,841	$21,719

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$-	$-
Loan payable – related party	46,675	35,136
Total Current Liabilities	46,675	35,136
Total Liabilities	46,675	35,136
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,289,847 and 4,500,000 shares issued and outstanding at January 31, 2024 and April 30, 2023	5,290	4500
Additional paid-in capital	18,956	-
Retained Earnings	(17,917)	1
Accumulated deficit	(15,163)	(17,918)
Total Stockholders’ Equity (Deficit)	(8,834)	(13,417)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$37,841	$21,719

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP.

Condensed Statements of Operations

for the three and nine months ended January 31, 2024

(Unaudited)

	Three months ended January 31, 2024	Nine months ended January 31, 2024	Three months ended January 31, 2023	Nine months ended January 31, 2023

REVENUES	$4,200	$5,600	$-	$-
Cost of sales	-	-	-	-
GROSS PROFIT	4,200	5,600	-	-

OPERATING EXPENSES
General and administrative expenses	6,284	20,780	7,497	14,396
TOTAL OPERATING EXPENSES	6,284	20,780	7,497	14,396

LOSS FROM OPERATIONS	(2,084)	(15,180)	(7,497)	14,396

OTHER EXPENSE
Interest income	6	17	3	8
TOTAL OTHER EXPENSE	6	17	3	8
NET INCOME (LOSS)	$(2,078)	$(15,163)	$(7,494)	$(14,388)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,289,847	5,289,847	4,500,000	4,500,000

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

for the three and six months ended January 31, 2024 and nine months ended January 31, 2024

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity

Balance at April 30, 2022	4,500,000	$4,500	$-	$1	$4,501
Net Income (loss)	-	-	-	(14,388)	(14,388)
Balance at January 31, 2023	4,500,000	$4,500	$-	$(14,387)	$(9,887)

Balance at April 30, 2023	4,500,000	$4,500	$-	$(17,917)	$(13,417)
Net Income (loss)	-	-	-	(15,163)	(15,163)
Sales of common stock at $0.025 per share	789,847	$790	$18,956		$19,746
Balance at January 31, 2024	5,289,847	$5,290	$18,956	(33,080)	$(8,834)

Balance at October 31, 2022	4,500,000	$4,500	$-	$(6,893)	$(2,393)
Net Income (loss)	-	-	-	(7,494)	(7,494)
Balance at January 31, 2023	4,500,000	$4,500	$-	$(14,387)	$(9,887)

Balance at October 31, 2023	4,500,000	$4,500	$-	(31,002)	$(26,502)
Net Income (loss)	-	-	-	(2,078)	(2,078)
Sales of common stock at $0.025 per share	789,847	$790	$18,956		$19,746
Balance at January 31, 2024	5,289,847	$5,290	$18,956	(33,080)	$(8,834)

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP.

Condensed Statements of Cash Flows

for the three and nine months ended January 31, 2024

(Unaudited)

	Three months ended January 31, 2024	Nine months ended January 31, 2024
OPERATING ACTIVITIES
Net income	$(2,078)	$(15,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,433	3,001
Changes in operating assets and liabilities:
Prepaid expense	(8,500)	500
Accounts payable	-	-
NET CASH USED IN OPERATING ACTIVITIES	(9,145)	(11,662)

INVESTING ACTIVITIES
Intangible Assets	(3,600)	(12,600)
NET CASH USED IN INVESTING ACTIVITIES	(3,600)	(12,600)

FINANCING ACTIVITIES
Proceeds from borrowings – related party	50	11,538
Proceeds from share issuance	19,746	19,746
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,796	31,284

Net increase (decrease) in cash	7,051	7,022
Cash at beginning of period	4,484	4,513
Cash at end of period	$11,535	$11,535

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP.

Notes to the Condensed Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

MAG MAGNA CORP. (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on September 20, 2021 (Inception). At present, the Company is primarily engaged in organizational activities. The company's primary focus lies in assisting and optimizing businesses engaged in poultry farming and the production of antibiotic-free feed additives.

The Company has elected April 30th as its fiscal year-end.

2. Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $33,080 at January 31, 2024, had a net loss of $14,387, and used net cash of $11,662 in operating activities for nine months ended January 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the consultancy acknowledges deferred revenue until the service delivery is completed. During the three and nine months ended January 31, 2023, we have generated revenue in the amount of $4,200 and $5,600, respectively. The services were provided by the Company’s CEO.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of January 31, 2024.

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

MAG MAGNA CORP.

Notes to the Condensed Financial Statements

(Unaudited)

We capitalized website development and software costs of $18,400, which is being amortized over a 3-year life or $511 per year. During three and nine months ended January 31, 2024 we recognized $1,433 and $3,001 worth of amortization expense, respectively.

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

MAG MAGNA CORP.

Notes to the Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

4. Related party

As of January 31, 2024, a director of the Company advanced $46,675 to the Company. This loan is unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and has maturity date of December 2, 2028.

5. Stockholders’ Equity

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

On November 26, 2021 the Company issued 4,500,000 shares of its common stock at $0.001 per share for total proceeds of $4,500.

During three months ended January 31, 2024 the Company issued 789,847 shares of common stock for cash proceeds of $19,746 at $0.025 per share.

There were 4,500,000 and 5,289,847 shares of common stock issued and outstanding as of January, 2024.

6. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

During February 2024 the Company issued 270,400 shares of common stock for cash proceeds of $6,760 at $0.025 per share.

During March 2024 the Company issued 135,200 shares of common stock for cash proceeds of $3,380 at $0.025 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Mag Magna Corp. is a Wyoming-based company that was incorporated on September 20, 2021. At present, the Company is primarily focused on organizational activities, with intentions of expanding its operations in the near future by distributing, marketing, and selling a methodology of the developed formulas for feed additives utilizing advanced technologies. The corporation's purpose is to introduce and promote alternative methods of raising chickens without the use of antibiotics. The company is equipped with a methodology of the developed formulas for feed additives based on natural ingredients and advanced technologies, which have been successfully employed in Eastern Europe. The company aims to share its expertise with other firms by distributing the methodology of its MAGA and CHASIS formulas and offering consultation services to ensure the avoidance of antibiotic usage.

Mag Magna Corp. has established a long-term partnership agreement with Ipax LLC (“Ipax”), a Wyoming company. The Patent License and Assignment Agreement (“Agreement”), grants Mag Magna Corp. the exclusive right to distribute, market, and sell a methodology of the developed formula of feed additives that strengthens the immunity of poultry in the U.S. market.

According to the terms of the Agreement, Ipax provides a unique chemical composition of the formula and advisory services to Mag Magna Corp. The focus of this collaboration is to improve, promote, boost, enhance, and distribute the methodology of the created formula for the development of feed additives without antibiotics in the market. Together with Ipax, Mag Magna Corp. distributes a methodology that allows for the raising of poultry meat under industrial conditions while avoiding the use of antibiotics at all stages of poultry breeding, both for therapeutic and prophylactic purposes. The two key components of this methodology are MAGA and CHASIS, which enable the replacement of antibiotics with a more environmentally friendly formula. Mag Magna Corp. is founded on an innovative approach, stability, confidentiality, and guarantee.

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

Employees

Apart from our President, Oleg Bilinski, there are no employees at MAG MAGNA CORP. Mr. Bilinski is entitled to manage all the processes related to the operations of the Company.

Results of Operations for the three and nine months ended January 31, 2024 respectively:

Revenue

For the three months ended January 31, 2024 we generated total revenue of $4,200.

For the nine months ended January 31, 2024 we generated total revenue of $5,600.

Operating expenses

Total operating expenses for three months ended January 31, 2024 were $6,284. The operating expenses for three months ended January 31, 2023 included Audit Fees of $3,300; Bank Service Charges of $51; Depreciation expense of $1,433; Professional Fees of $1,500.

Total operating expenses for nine months ended January 31, 2024 were $20,780. The operating expenses for nine months ended January 31, 2024 included Audit Fees of $15,950; Bank Service Charges of $92; Depreciation expense of $3,000; Business licenses and permits of $237; Professional Fees $1,500.

Net Loss

Our net loss for three months ended January 31, 2024 was $2,078.

Our net loss for nine months ended January 31, 2024 was $15,163.

Liquidity and Capital Resources and Cash Requirements

As of April 30, 2024 and as of January 31,2024 the Company had cash of $4,513 and $11,535.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended January 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAG MAGNA CORP.

Date: March 8, 2024	By:	s/ Oleg Bilinski
Oleg Bilinski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Oleg Bilinski
Oleg Bilinski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)