Form 10-K
period 2024-04-30
Mag Magna Corp.
filed 2024-08-13
CIK 1949864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2024

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-268561

MAG MAGNA CORP.

(Exact name of registrant as specified in its charter)

WY	98-1626237	2810
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Oleg Bilinski Chief Executive Officer 325 W Washington St Ste 2877 San Diego, CA 92103 + 1620-4692043
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ]       No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

As of April 30, 2024,the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,829,047 common shares issued and outstanding as of August 13, 2024.

PART I

Item 1. Description of Business.

Mag Magna Corp. is a company that was incorporated on September 20, 2021. At present, the company is primarily engaged in organizational activities. The company's primary focus lies in assisting and consulting businesses engaged in poultry farming. The corporation's purpose is to introduce and promote alternative methods of raising chickens without the use of antibiotics. The company has developed formulas for feed additives using natural ingredients and advanced technologies. The company aims to share its expertise with other firms by promoting alternative approaches to chicken farming that prioritize sustainability.

The company provides consulting expertise in the following areas:

- Poultry farming optimization, including data analysis, planning, and environmental impact.

- Optimization of bird feeding processes.

- Transitioning to antibiotic-free practices.

- IT product integration, covering software, strategic decision consulting, software acquisitions, and integration.

- Disease prevention and management.

- Egg production and quality improvement.

- Implementing sustainable practices in poultry farming, such as waste management, renewable energy integration, and resource sustainability.

- Poultry genetics and breeding strategies.

- Financial management of poultry farming, including budgeting, financial analysis, insurance, and risk management.

To access our consultancy services, users are required to purchase a subscription plan based on the topics selected via our website (https://magmagna.com/). Available consultancy sets include single-topic consultations and packages of 3, 5, or 7 topics. Subscriptions must comply with our Terms of Service, and refunds are not provided.

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

MAGA is a concentrated immunostimulant substance intended for oral use. This oily concentrate dissolves easily in water and has a distinctive herbal scent, making it an essential component in poultry ration. MAGA possesses numerous properties that benefit the body, including:

-	strengthening and stimulating the body's immune system;

-	ensuring energy exchange processes;

-	contributing to the restoration of optimal intestinal microflora;

-	eliminating inflammatory processes;

-	normalization of metabolism;

-	protecting from pathogenic microorganisms;

-	neutralizing the toxic manifestations;

-	activating enzyme reactions;

-	reducing the effect of stress factors;
-	bactericidal and hepatoprotective properties.

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

On February 27, 2024, the company entered into Application Programming Interface (API) Development Agreement to develop the Poultry Wellness Guide API to facilitate the management and monitoring of poultry health and well-being.

Employees

Apart from our President, Oleg Bilinski, there are no employees at Mag Magna Corp. Mr. Bilinski is entitled to manage all the processes related to the operations of the company.

Offices

Our business office is located at 325 W Washington St Ste 2877 San Diego, CA 92103. There is no formal rent agreement. Our telephone number is +16204692043.

Item 1A.  Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable for smaller reporting companies.

Item 2.  Properties.

We do not own any real estate or other properties.

Item 3.  Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

As of April 30, 2024, no shares of our common stock are traded.

Number of Holders

As of April 30, 2024, the 5,829,047 issued and outstanding shares of common stock were held by a total of 36 shareholder of record.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

The company has 75,000,000, $0.001 par value shares of common stock authorized.

During the year ended April 30, 2024, the company issued 1,329,047 shares of common stock for cash proceeds of $33,226 at $0.025 per share.

There were 5,829,047 and 4,500,000 shares of common stock issued and outstanding as of April 30, 2024 and 2023, respectively.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable for smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

Year ended April 30, 2024 compared to April 30, 2023

Revenues

During the years ended April 30, 2024 and 2023, we have generated total revenue of $5,600 and $0, respectively. For the year ended April 30, 2024, the revenue was received from the sale of consulting services.

The reason for the increase in sales for the year ended April 30, 2024 compared to the year ended April 30, 2023 was that the company began selling its services in October 2023.

Operating Expenses

Total operating expenses for the year ended April 30, 2024 were $56,475 compared to $17,930 for the year ended April 30, 2023. Expenses increased in the year ended April 30, 2024 primarily due to the professional fees, server expense and website development expense. Professional fees primarily increased due to DTC advisory fees. Server expense increased due to the fact that the server was rented in February 2024.

Other Income (Expenses)

Total other income for the years ended April 30, 2024 and 2023 was $22 and $12, respectively. The other income included interest income.

Net Losses

The net loss for the year ended April 30, 2024, was $50,853, compared to $17,918 for the year ended April 30, 2023, due to the factors discussed above.

Liquidity and Capital Resources

As of April 30, 2024, our total assets were $86,772, which comprised of prepaid expenses of $73,600, and intangible assets of $13,172. Our total liabilities were $117,816, which comprised accounts payable of $12,447 and a Loan Payable due to our director of $105,369.

As of April 30, 2023, our total assets were $17,206, which comprised of prepaid expenses of $9,000, and intangible assets of $8,206. Our total liabilities were $30,623, which comprised of a Loan Payable due to our director.

Stockholders’ deficit has increased from $13,417 as of April 30, 2023 to $31,044 as of April 30, 2024.

The company has accumulated a deficit of $68,770 as of April 30, 2024, compared to $17,917 as of April 30, 2023, and further losses are anticipated in the development of its business.

During the year ended April 30, 2024, the company used $107,971 of cash in operating activities due to its net loss of $50,853, amortization expense of $4,034, increase in prepaid expenses of $73,600 and increase in accounts payable of $12,448.

We had no cash flows used in or provided by investing activities for the year ended April 30, 2024.

Net cash flows provided by financing activities for the year ended April 30, 2024, were $107,971 due to net proceeds from the related party loan ($74,745) and share issuance ($33,226).

During the year ended April 30, 2023, the company used $28,675 of cash in operating activities due to its net loss of $17,918, amortization expense of $1,193, increase in prepaid expenses of $9,000 and decrease in accounts payable of $2,950.

During the year ended April 30, 2023, the Company used $6,450 of cash in investing activities to acquire intangible assets.

Net cash flows provided by financing activities for the year ended April 30, 2023, were $35,125 due to net proceeds from the related party loan.

Critical Accounting Policies and Significant Judgments and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

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

The revenue for our Poultry Farming Consultancy is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The Company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. Our liability is restricted to the cumulative sum of payments made by the customer for services specified in the invoice. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the consultancy acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the delivery of materials. During the year ended April 30, 2024, we have generated revenue in the amount of $5,600. The services were provided by the Company’s CEO. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the consultancy acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the delivery of materials. During the year ended April 30, 2024, we have generated revenue in the amount of $5,600. The services were provided by the Company’s CEO.

Off-Balance Sheet Arrangements

As of April 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

INDEX TO AUDITED FINANCIAL STATEMENTS

MAG MAGNA CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mag Magna Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mag Magna Corp. as of April 30, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Mag Magna Corp. as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has an accumulated deficit and uses net cash for their operating activities and operates at a net loss, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Mag Magna Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Mag Magna Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group & CPAs, LLP

We have served as Mag Magna Corp.'s auditor since 2024.

Midvale, Utah

August 13, 2024

MAG MAGNA CORP.

BALANCE SHEETS

	As of April 30, 2024	As of April 30, 2023

ASSETS
Current Assets
Prepaid Expense	$73,600	$9,000
Total Current Assets	73,600	9,000
Other Assets
Intangible Assets, net	13,172	8,206
Total Other Assets	13,172	8,206
TOTAL ASSETS	$86,772	$17,206

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$12,447	$-
Loan Payable – Related Party	105,369	30,623
Total Current Liabilities	117,816	30,623
Total Liabilities	117,816	30,623

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,829,047 and 4,500,000 shares issued and outstanding at April 30, 2024 and 2023, respectively	5,829	4,500
Additional Paid-in Capital	31,897	-
Accumulated Deficit	(68,770)	(17,917)
Total Stockholders’ Equity (Deficit)	(31,044)	(13,417)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$86,772	$17,206

The accompanying notes are an integral part of these financial statements.

MAG MAGNA CORP.

STATEMENTS OF OPERATIONS

	Year ended April 30, 2024	Year ended April 30, 2023

REVENUES	$5,600	$-
Cost of sales	-	-
GROSS PROFIT	5,600	-

OPERATING EXPENSES
General and administrative expenses	56,475	17,930
TOTAL OPERATING EXPENSES	56,475	17,930

INCOME (LOSS) FROM OPERATIONS	(50,875)	(17,930)

OTHER INCOME (EXPENSE)
Interest income	22	12
TOTAL OTHER INCOME (EXPENSE)	22	12
NET INCOME (LOSS)	$(50,853)	$(17,918)

NET INCOME (LOSS) PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,883,855	4,500,000

The accompanying notes are an integral part of these financial statements.

MAG MAGNA CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at April 30, 2022	4,500,000	$4,500	$-	$1	$4,501

Net loss	-	-	-	(17,918)	(17,918)

Balance at April 30, 2023	4,500,000	$4,500	$-	$(17,917)	$(13,417)

Common stock issued for cash	1,329,047	1,329	31,897	-	33,226
Net loss	-	-	-	(50,853)	(50,853)

Balance at April 30, 2024	5,829,047	$5,829	$31,897	$(68,770)	$(31,044)

The accompanying notes are an integral part of these financial statements.

MAG MAGNA CORP.

STATEMENTS OF CASH FLOWS

	Year ended April 30, 2024	Year ended April 30, 2023
OPERATING ACTIVITIES:
Net income	$(50,853)	$(17,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	4,034	1,193
Changes in operating assets and liabilities:
Prepaid expense	(73,600)	(9,000)
Accounts payable	12,448	(2,950)
NET CASH USED IN OPERATING ACTIVITIES	(107,971)	(28,675)

INVESTING ACTIVITIES:
Intangible Assets	-	(6,450)
NET CASH USED IN INVESTING ACTIVITIES	-	(6,450)

FINANCING ACTIVITIES:
Proceeds from borrowings – related party	126,348	35,137
Repayments to related party	(51,603)	(12)
Proceeds from share issuance	33,226	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	107,971	35,125

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Reclassification of Prepaid Expense to Intangible Assets	$9,000	$-

The accompanying notes are an integral part of these financial statements.

MAG MAGNA CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2024 and 2023

1. THE COMPANY AND BASIS OF PRESENTATION

Mag Magna Corp. (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on September 20, 2021 (Incorporation). At present, the Company is primarily engaged in organizational activities. The company's primary focus lies in assisting and consulting businesses engaged in poultry farming. The corporation's purpose is to introduce and promote alternative methods of raising chickens without the use of antibiotics.

The Company has elected April 30th as its fiscal year-end.

2. GOING CONCERN

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $68,770 at April 30, 2024, had a net loss of $50,853, and used net cash of $107,971 in operating activities for the year ended April 30, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

MAG MAGNA CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2024 and 2023

The revenue for our Poultry Farming Consultancy is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. Our liability is restricted to the cumulative sum of payments made by the customer for services specified in the invoice. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the consultancy acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the delivery of materials. During the year ended April 30, 2024, we have generated revenue in the amount of $5,600. The services were provided by the Company’s CEO.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of April 30, 2024 and 2023.

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

Intangible Asset

The Company accounts for its intangible assets in accordance with ASC Subtopic 350-40, “Internal-Use Software-Computer Software Developed or Obtained for Internal Use”, and ASC Subtopic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

MAG MAGNA CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2024 and 2023

Intangible assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	April 30, 2024	April 30, 2023
Website	3	$9,400	$9,400
Software	5	9,000	-
		18,400	9,400
Accumulated depreciation		(5,228)	(1,194)
Net book value		$13,172	$8,206

During year ended April 30, 2024 and 2023, we recognized $4,034 and $1,193 worth of amortization expense, respectively.

The Company expects to recognize amortization expense for the capitalized website development and software costs of future years as follows:

For the fiscal year ending:	Amortization Expense
April 30, 2025	$4,934
April 30, 2026	$3,738
April 30, 2027	$1,800
April 30, 2028	$1,800
April 30, 2029	$900

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

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial instruments consist of the Company’s current assets, accounts payable and amounts due to a related party. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

MAG MAGNA CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2024 and 2023

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

4. RELATED PARTY TRANSACTIONS

As of April 30, 2024, the director of the Company, Oleg Bilinski, advanced $105,369 to the Company. During the year ended April 30, 2024, Oleg Bilinsky advanced to the Company $126,348 for the Company's operating expenses and $51,603 was repaid to the Director. This loan is for up to $120,000, unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and is due on demand.

5. STOCKHOLDERS’ EQUITY

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

On November 26, 2021 the Company issued 4,500,000 shares of its common stock at $0.001 per share to the director of the Company for total proceeds of $4,500.

During year ended April 30, 2024 the Company issued 1,329,047 shares of common stock for cash proceeds of $33,226 at $0.025 per share.

There were 5,829,047 and 4,500,000 shares of common stock issued and outstanding as of April 30, 2024 and 2023, respectively.

MAG MAGNA CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2024 and 2023

6. COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of April 30, 2024, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

7. INCOME TAXES

The components of the Company’s provision for federal income tax for the years ended April 30, 2024 and 2023 consists of the following:

	April 30, 2024	April 30, 2023
Federal income tax benefit attributable to:
Current operations	$68,770	$17,917
Less: valuation allowance	(68,770)	(17,917)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2024	April 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$14,442	$3,763
Less: valuation allowance	(14,442)	(3,763)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $68,770 as of April 30, 2024, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

8. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event listed below.

Subsequent to April 30, 2024, the Company’s CEO advanced an additional approximately $12,000 on behalf of the Company and was repaid approximately $10,500. These funds were advanced under the Loan Payable – Related Party – See Note 4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.
2.	The Company lacks appropriate information technology controls - As of April 30, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

-On April 30, 2024, under the supervision and with the participation of our management at the time, an evaluation was conducted of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Oleg Bilinski 325 W Washington St Ste 2877 San Diego, CA 92103	63	President, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Oleg Bilinski has served as our President, Chief Executive Officer, Secretary, Treasurer and Director and on our board of directors since our inception on September 20, 2021. Mr. Bilinski owns 36

0% of the outstanding shares of our common stock.

Since 2010, Mr. Bilinski has been involved in commercial and residential real estate investments in Europe and North America. On June 17, 2008 Mr. Bilinski became President and CEO of Mass Petroleum Inc. and resigned from the position on August 10, 2009. Since 1990, Mr. Bilinski has served as the President of the UK International Trade Corporation, focusing on establishing business relationships between North America and Eastern Europe. Mr. Bilinski has considerable investing experience in start-ups and public companies.

Mr. Bilinski holds an MSc degree in Specialty Microbiology and Chemistry from the National University of Lviv. Mr. Bilinski has an extensive knowledge base and will be able to expand the Company’s staff and collaborate with highly competent specialists in the pharmaceutical industry.

During the past ten years our President, Chief Executive Officer, Secretary, Treasurer and Director, Mr. Bilinski has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Bilinski was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Bilinski’s involvement in any type of business, securities or banking activities.
4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

Term of Office

Our Director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Wyoming Revised Statutes. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Director Independence

Our Board of Directors is currently composed of one member, Oleg Bilinski, who does not qualify as an independent director. Our board of directors has not made a subjective determination as to  each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director Had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 11. Executive Compensation.

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended April 30, 2024 and 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Oleg Bilinski, President, Treasurer, Secretary and Director	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and the Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of April 30, 2024, by:

- each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

- each of our directors;

- each of our named executive officers; and

- all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Oleg Bilinski 325 W Washington St Ste 2877 San Diego, CA 92103	4,500,000 shares	77.20%

Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

Percent of class is calculated on the basis of the number of fully diluted shares outstanding on April 30, 2024 (5,829,047).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 26, 2021, we issued a total of 4,500,000 shares of Common stock to Oleg Bilinski, our president, treasurer, secretary and director in consideration of $4,500.

Further, effective December 2, 2021, Mr. Bilinski formally agreed to advance funds to the Company to loan the Company the principal sum of $60,000 for business development under a Loan Agreement. On March 11, 2024, Mr. Bilinski formally entered into an Amendment to the Loan Agreement, increasing the loan amount to $120,000 for business purposes. The Loan Agreement, along with the Amendment, is non-binding and discretionary, bears no interest, is unsecured, and is due and payable on demand.

There are no promoters of the Company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than Mag Magna Corp. director Oleg Bilinski.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our former independent auditors (BF Borgers CPA PC) and current independent auditors (Mac Accounting Group & CPAs LLP) for professional services rendered related to the fiscal years ended April 30, 2024 and 2023:

	2024	2023
Audit Fees	$28,250	$23,850
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$28,250	$23,850

Fees for all services were pre-approved by the Board of Directors.

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services in connection with registration statement filings and statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10-K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAG MAGNA CORP.

Date: August 13, 2024	By:	s/ Oleg Bilinski
Oleg Bilinski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Oleg Bilinski
Oleg Bilinski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)