Form 10-Q
period 2024-07-31
Mag Magna Corp
filed 2024-09-13
CIK 1949864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commision file number 333-268561

MAG MAGNA CORP

(Exact name of registrant as specified in its charter)

wyoming	98-1626237	2810
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Oleg Bilinski

Chief Executive Officer

325 W Washington St Ste 2877

San Diego, CA, 92103

+1620-4692043

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,829,047 common shares issued and outstanding as of September 13, 2024.

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

MAG MAGNA CORP

Condensed Balance Sheets

As of July 31, 2024 and April 30, 2024

	As of July 31, 2024 (Unaudited)	As of April 30, 2024

ASSETS
Current Assets
Prepaid Expense	$1,500	$73,600
Total Current Assets	1,500	73,600
Other Assets
Intangible Assets, net	76,937	13,172
Total Other Assets	76,937	13,172
TOTAL ASSETS	$78,437	$86,772

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$12,224	$12,447
Deferred Income	5,352	-
Loan Payable – Related Party	105,931	105,369
Total Current Liabilities	123,507	117,816
Total Liabilities	123,507	117,816
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,829,047 and 5,829,047 shares issued and outstanding at July 31, 2024 and April 30, 2024, respectively	5,829	5,829
Additional Paid-in Capital	31,897	31,897
Accumulated Deficit	(82,796)	(68,770)
Total Stockholders’ Equity (Deficit)	(45,070)	(31,044)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$78,437	$86,772

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Operations

For the three months ended July 31, 2024 and 2023

(Unaudited)

	Three months ended July 31, 2024	Three months ended July 31, 2023

Revenues:
Consulting services	$4,400	$-
API Requests	893	-
TOTAL REVENUE	$5,293	-

OPERATING EXPENSES
General and administrative expenses	19,321	7,424
TOTAL OPERATING EXPENSES	19,321	7,424

INCOME (LOSS) FROM OPERATIONS	(14,028)	(7,424)

OTHER INCOME (EXPENSE)
Interest income	2	5
TOTAL OTHER INCOME (EXPENSE)	2	5

NET INCOME (LOSS)	$(14,026)	$(7,419)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,829,047	4,500,000

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended July 31, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at April 30, 2023	4,500,000	$4,500	$-	$(17,917)	$(13,417)

Net loss	-	-	-	(7,419)	(7,419)

Balance at July 31, 2023	4,500,000	$4,500	$-	$(25,336)	$(20,836)

Balance at April 30, 2024	5,829,047	$5,829	$31,897	$(68,770)	$(31,044)

Net loss	-	-	-	(14,026)	(14,026)

Balance at July 31, 2024	5,829,047	$5,829	$31,897	$(82,796)	$(45,070)

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Cash Flows

For the three months ended July 31, 2024 and 2023

(Unaudited)

	Three months ended July 31, 2024	Three months ended July 31, 2023
OPERATING ACTIVITIES:
Net income	$(14,026)	$(7,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,335	784
Changes in operating assets and liabilities:
Prepaid expense	6,000	-
Accounts payable	(223)	-
Deferred Income	5,352	-
NET CASH USED IN OPERATING ACTIVITIES	(562)	(6,635)

INVESTING ACTIVITIES:
Intangible Assets	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Proceeds from borrowings – related party	11,209	6,640
Repayments to related party	(10,647)	(5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	562	6,635

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Reclassification of Prepaid Expense to Intangible Assets	$66,100	$-

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the three months ended July 31, 2024 and 2023

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

2. GOING CONCERN

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $82,796 at July 31, 2024, had a net loss of $14,026, and used net cash of $562 in operating activities for the three months ended July 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

The results for the three months ended July 31, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024, filed with the Securities and Exchange Commission.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the three months ended July 31, 2024 and 2023

(Unaudited)

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

The revenue for our Poultry Farming Consultancy and API requests is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the company acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the service delivery. During the three months ended July 31, 2024, we have generated revenue from the sale of Poultry Farming Consultancy in the amount of $4,400 and revenue from the sale of API requests in the amount of $893. The deferred income was $5,352 as of July 31, 2024. The services were provided by the Company’s CEO.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of July 31, 2024 and April 30, 2024.

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

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the three months ended July 31, 2024 and 2023

(Unaudited)

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

Intangible assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	July 31, 2024	April 30, 2024
Website	3	$9,400	$9,400
Software	5	75,100	9,000
		84,500	18,400
Accumulated amortization		(7,563)	(5,228)
Net book value		$76,937	$13,172

During the three months ended July 31, 2024 and 2023, we recognized $2,335 and $784 worth of amortization expense, respectively.

The Company expects to recognize amortization expense for the capitalized website development and software costs of future years as follows:

For the fiscal year ending:	Amortization Expense
April 30, 2025 (remaining)	$13,616
April 30, 2026	$16,958
April 30, 2027	$15,020
April 30, 2028	$15,020
April 30, 2029	$14,120
April 30, 2030	$2,203

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

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the three months ended July 31, 2024 and 2023

(Unaudited)

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

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the three months ended July 31, 2024 and 2023

(Unaudited)

4. RELATED PARTY TRANSACTIONS

As of July 31, 2024, the director of the Company, Oleg Bilinski, advanced $105,931 to the Company. During the three months ended July 31, 2024, Oleg Bilinski advanced to the Company $11,209 for the Company's operating expenses and 10,647 was repaid to the Director. During the three months ended July 31, 2023, Oleg Bilinski advanced to the Company $6,640 for the Company's operating expenses and 5 was repaid to the Director. This loan is for up to $120,000, unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and is due on demand.

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

There were 5,829,047 shares of common stock issued and outstanding as of July 31, 2024 and April 30, 2024.

6. COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of July 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

7. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event listed below.

Subsequent to July 31, 2024, the Company’s CEO advanced an additional approximately $13,905 on behalf of the Company and was repaid approximately $14,089. These funds were advanced under the Loan Payable – Related Party – See Note 4.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Mag Magna Corp is a company that was incorporated on September 20, 2021. At present, the company is primarily engaged in organizational activities. The company's primary focus lies in assisting and consulting businesses engaged in poultry farming. The corporation's purpose is to introduce and promote alternative methods of raising chickens without the use of antibiotics. The company has developed formulas for feed additives using natural ingredients and advanced technologies. The company aims to share its expertise with other firms by promoting alternative approaches to chicken farming that prioritize sustainability.

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

According to the terms of the Agreement, Ipax provides a unique chemical composition of the formula and advisory services to Mag Magna Corp The focus of this collaboration is to improve, promote, boost, enhance, and distribute the methodology of the created formula for the development of feed additives without antibiotics in the market. Together with Ipax, Mag Magna Corp distributes a methodology that allows for the raising of poultry meat under industrial conditions while avoiding the use of antibiotics at all stages of poultry breeding, both for therapeutic and prophylactic purposes. The two key components of this methodology are MAGA and CHASIS, which enable the replacement of antibiotics with a more environmentally friendly formula. Mag Magna Corp is founded on an innovative approach, stability, confidentiality, and guarantee.

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

On February 27, 2024, the company entered into Application Programming Interface (API) Development Agreement to develop the Poultry Wellness Guide API to facilitate the management and monitoring of poultry health and well-being. Since June 2024, Mag Magna Corp has introduced the Poultry Wellness Guide API on website and began selling Subscription Plans for API services. The Poultry Wellness Guide API is an AI-powered tool designed to assist in diagnosing and managing chicken diseases based on breed and symptoms, offering expert recommendations for prevention and treatment. The service covers a variety of 12 common chicken breeds. It provides users with instant access to a comprehensive database that includes detailed information on symptoms, potential causes, and effective management strategies for each breed-specific condition. To access Poultry Wellness Guide API, a subscription purchase is required. The appropriate Subscription Plan for API service determined based on the amount of requests per month. Subscription plans are detailed and available for review on our website (https://magmagna.com/). On our website, users can try the Free Trial version (3 requests per day). Subscriptions must comply with our Terms of Service, and refunds are not provided.

Employees

Apart from our President, Oleg Bilinski, there are no employees at Mag Magna Corp Mr. Bilinski is entitled to manage all the processes related to the operations of the company.

Offices

Our business office is located at 325 W Washington St Ste 2877 San Diego, CA 92103. There is no formal rent agreement. Our telephone number is +16204692043.

RESULTS OF OPERATIONS

Three months ended July 31, 2024 compared to July 31, 2023

Revenues

During the three months ended July 31, 2024 and 2023, we have generated total revenue of $5,293 and $0, respectively. For the three months ended July 31, 2024, the revenue was received from the sale of consulting services and API requests.

The reason for the increase in sales for the three months ended July 31, 2024 compared to the three months ended April 30, 2023 was that the company began selling its services in October 2023.

Operating Expenses

Total operating expenses for the three months ended July 31, 2024 were $19,321 compared to $7,424 for the three months ended July 31, 2023. Expenses increased in the three months ended July 31, 2024 primarily due to the professional fees, server expense and website development expense. Professional fees primarily increased due to legal and audit fees. Server expense increased due to the fact that the server was rented in February 2024.

Other Income (Expenses)

Total other income for the three months ended July 31, 2024 and 2023 was $2 and $5, respectively. The other income included interest income.

Net Losses

The net loss for the three months ended July 31, 2024, was $14,026, compared to $7,419 for the three months ended July 31, 2023, due to the factors discussed above.

Liquidity and Capital Resources

As of July 31, 2024, our total assets were $78,437, which comprised of prepaid expenses of $1,500, and intangible assets of $76,937. Our total liabilities were $123,507, which comprised accounts payable of $12,224, deferred income of $5,352 and a Loan Payable due to our director of $105,931.

As of April 30, 2024, our total assets were $86,772, which comprised of prepaid expenses of $73,600, and intangible assets of $13,172. Our total liabilities were $117,816, which comprised accounts payable of $12,447 and a Loan Payable due to our director of $105,369.

Stockholders’ deficit has increased from $31,044 as of April 30, 2024 to $45,070 as of July 31, 2024.

The company has accumulated a deficit of $82,796 as of July 31, 2024, compared to $68,770 as of April 30, 2024, and further losses are anticipated in the development of its business.

During the three months ended July 31, 2024, the company used $562 of cash in operating activities due to its net loss of $14,026, amortization expense of $2,335, decrease in prepaid expenses of $6,000, decrease in accounts payable of $223 and increase in deferred income of $5,352.

We had no cash flows used in or provided by investing activities for the three months ended July 31, 2024.

Net cash flows provided by financing activities for the three months ended July 31, 2024, were $562 due to net proceeds from the related party loan.

During the three months ended July 31, 2023, the company used $6,635 of cash in operating activities due to its net loss of $7,419 and amortization expense of $784.

We had no cash flows used in or provided by investing activities for the three months ended July 31, 2023.

Net cash flows provided by financing activities for the three months ended July 31, 2023, were $6,635 due to net proceeds from the related party loan.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.       The Company lacks appropriate information technology controls - As of July 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended July 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAG MAGNA CORP

Date: September 13, 2024	By:	s/ Oleg Bilinski
Oleg Bilinski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Oleg Bilinski
Oleg Bilinski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)