Form 10-Q
period 2024-10-31
Mag Magna Corp
filed 2024-12-11
CIK 1949864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,829,047 common shares issued and outstanding as of December 11, 2024.

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

MAG MAGNA CORP

Condensed Balance Sheets

As of October 31, 2024 and April 30, 2024

	As of October 31, 2024 (Unaudited)	As of April 30, 2024

ASSETS
Current Assets
Cash and Cash Equivalents	$8,057	$-
Accounts Receivable	6,444	-
Prepaid Expense	27,775	73,600
Total Current Assets	42,276	73,600
Other Assets
Intangible Assets, net	72,399	13,172
Total Other Assets	72,399	13,172
TOTAL ASSETS	$114,675	$86,772

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$12,099	$12,447
Deferred Income	19,388	-
Loan Payable – Related Party	139,292	105,369
Total Current Liabilities	170,779	117,816
Total Liabilities	170,779	117,816

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,829,047 and 5,829,047 shares issued and outstanding at October 31, 2024 and April 30, 2024, respectively	5,829	5,829
Additional Paid-in Capital	31,897	31,897
Accumulated Deficit	(93,830)	(68,770)
Total Stockholders’ Equity (Deficit)	(56,104)	(31,044)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$114,675	$86,772

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Operations

For the three and six months ended October 31, 2024 and 2023

(Unaudited)

	Three months ended October 31, 2024	Three months ended October 31, 2023	Six months ended October 31, 2024	Six months ended October 31, 2023

Revenues:
Consulting services	$9,339	$1,400	$13,739	$1,400
API Requests	6,702	-	7,595	-
TOTAL REVENUE	16,041	1,400	21,334	1,400

OPERATING EXPENSES
General and administrative expenses	27,075	7,071	46,396	14,496
TOTAL OPERATING EXPENSES	27,075	7,071	46,396	14,496

INCOME (LOSS) FROM OPERATIONS	(11,034)	(5,671)	(25,062)	(13,096)

OTHER INCOME (EXPENSE)
Interest income	-	5	2	11
TOTAL OTHER INCOME (EXPENSE)	-	5	2	11

NET INCOME (LOSS)	$(11,034)	$(5,666)	$(25,060)	$(13,085)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,829,047	4,500,000	5,829,047	4,500,000

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended October 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at April 30, 2023	4,500,000	$4,500	$-	$(17,917)	$(13,417)

Net loss	-	-	-	(13,085)	(13,085)

Balance at October 31, 2023	4,500,000	$4,500	$-	$(31,002)	$(26,502)

Balance at April 30, 2024	5,829,047	$5,829	$31,897	$(68,770)	$(31,044)

Net loss	-	-	-	(25,060)	(25,060)

Balance at October 31, 2024	5,829,047	$5,829	$31,897	$(93,830)	$(56,104)

Balance at July 31, 2023	4,500,000	$4,500	$-	$(25,336)	$(20,836)

Net loss	-	-	-	(5,666)	(5,666)

Balance at October 31, 2023	4,500,000	$4,500	$-	$(31,002)	$(26,502)

Balance at July 31, 2024	5,829,047	$5,829	$31,897	$(82,796)	$(45,070)

Net loss	-	-	-	(11,034)	(11,034)

Balance at October 31, 2024	5,829,047	$5,829	$31,897	$(93,830)	$(56,104)

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Cash Flows

For the six months ended October 31, 2024 and 2023

(Unaudited)

	Six months ended October 31, 2024	Six months ended October 31, 2023
OPERATING ACTIVITIES:
Net income (loss)	$(25,060)	$(13,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	6,875	1,567
Changes in operating assets and liabilities:
Accounts receivable	(6,446)	-
Prepaid expense	(20,275)	9,000
Accounts payable	(348)	-
Deferred income	19,388	-
NET CASH USED IN OPERATING ACTIVITIES	(25,866)	(2,518)

INVESTING ACTIVITIES:
Intangible Assets	-	(9,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(9,000)

FINANCING ACTIVITIES:
Proceeds from borrowings – related party	71,202	12,929
Repayments to related party	(37,279)	(1,411)
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,923	11,518

Net increase (decrease) in cash	8,057	-
Cash at beginning of period	-	-
Cash at end of period	$8,057	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Reclassification of Prepaid Expense to Intangible Assets	$66,100	$-

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the six months ended October 31, 2024 and 2023

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

2. GOING CONCERN

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $93,830 at October 31, 2024, had a net loss of $25,060, and used net cash of $25,866 in operating activities for the six months ended October 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash, sales proceeds and related party loans. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

The results for the six months ended October 31, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024, filed with the Securities and Exchange Commission.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the six months ended October 31, 2024 and 2023

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

The revenue for our Poultry Farming Consultancy and API requests is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The Company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the Company acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the service delivery. During the six months ended October 31, 2024, we have generated revenue from the sale of Poultry Farming Consultancy in the amount of $13,739 and revenue from the sale of API requests in the amount of $7,595. During the six months ended October 31, 2023, we have generated revenue from the sale of Poultry Farming Consultancy in the amount of $1,400. The deferred income was $19,388 and $0 as of October 31, 2024 and April 30, 2024. The services were provided by the Company’s CEO.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of October 31, 2024 and April 30, 2024.

Advertising

The Company recognizes advertising costs in accordance with ASC 720-35, Advertising Costs (“ASC 720-35”), which requires that all advertising costs be expensed as incurred. Advertising expense amounted to approximately $1,450 and $0 for the three and six months ended October 31, 2024 and 2023, respectively. Advertising costs, which have been paid for but that have not been received, were $15,950 and $0 as of October 31, 2024 and April 30, 2024.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the six months ended October 31, 2024 and 2023

(Unaudited)

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

Intangible assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	October 31, 2024	April 30, 2024
Website	3	$9,400	$9,400
Software	5	75,100	9,000
		84,500	18,400
Accumulated amortization		(12,101)	(5,228)
Net book value		$72,399	$13,172

During the three months ended October 31, 2024 and 2023, we recognized $4,540 and $783 worth of amortization expense, respectively. During the six months ended October 31, 2024 and 2023, we recognized $6,875 and $1,567 worth of amortization expense, respectively.

The Company expects to recognize amortization expense for the capitalized website development and software costs of future years as follows:

For the fiscal year ending:	Amortization Expense
April 30, 2025 (remaining)	$9,076
April 30, 2026	$16,958
April 30, 2027	$15,020
April 30, 2028	$15,020
April 30, 2029	$14,120
April 30, 2030	$2,205

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the six months ended October 31, 2024 and 2023

(Unaudited)

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

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the six months ended October 31, 2024 and 2023

(Unaudited)

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these condensed financial statements to conform to current period classifications.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

4. RELATED PARTY TRANSACTIONS

As of October 31, 2024, the director of the Company, Oleg Bilinski, advanced $139,292 to the Company. During the six months ended October 31, 2024, Oleg Bilinski advanced to the Company $71,202 for the Company's operating expenses and 37,279 was repaid to the Director. During the six months ended October 31, 2023, Oleg Bilinski advanced to the Company $12,929 for the Company's operating expenses and $1,411 was repaid to the Director. This loan is for up to $160,000, unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and is due on demand.

5. STOCKHOLDERS’ EQUITY

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

There were 5,829,047 shares of common stock issued and outstanding as of October 31, 2024 and April 30, 2024.

6. COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of October 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the six months ended October 31, 2024 and 2023

(Unaudited)

7. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event listed below.

Subsequent to October 31, 2024, approximately $6,470 was repaid to the Company’s CEO. These funds were repaid under the Loan Payable – Related Party – See Note 4.

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

The Company provides consulting expertise in the following areas:

  Poultry farming optimization, including data analysis, planning, and environmental impact.
  Optimization of bird feeding processes.
  Transitioning to antibiotic-free practices.
  IT product integration, covering software, strategic decision consulting, software acquisitions, and integration.
  Disease prevention and management.
  Egg production and quality improvement.
  Implementing sustainable practices in poultry farming, such as waste management, renewable energy integration, and resource sustainability.
  Poultry genetics and breeding strategies.
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

Mag Magna Corp has partnered with Ipax LLC (“Ipax”), a Wyoming company. Under a Patent License and Assignment Agreement signed on November 15, 2022, Ipax provided the company with the formula and advisory services.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2024 compared to October 31, 2023

Revenues

During the three months ended October 31, 2024 and 2023, we have generated total revenue of $16,041 and $1,400, respectively. For the three months ended October 31, 2024, the revenue was received from the sale of consulting services and API requests. For the three months ended October 31, 2023, the revenue was received from the sale of consulting services.

The reason for the increase in sales for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 was that the Company began selling its services in October 2023.

Operating Expenses

Total operating expenses for the three months ended October 31, 2024 were $27,075 compared to $7,071 for the three months ended October 31, 2023. Expenses increased in the three months ended October 31, 2024 primarily due to the professional fees, server expense and website development expense. Professional fees primarily increased due to legal and audit fees. Server expense increased due to the fact that the server was rented in February 2024.

Other Income (Expenses)

Total other income for the three months ended October 31, 2024 and 2023 was $0 and $5, respectively. The other income included interest income.

Net Losses

The net loss for the three months ended October 31, 2024, was $11,034, compared to $5,666 for the three months ended October 31, 2023, due to the factors discussed above.

Six months ended October 31, 2024 compared to October 31, 2023

Revenues

During the six months ended October 31, 2024 and 2023, we have generated total revenue of $21,334 and $1,400, respectively. For the six months ended October 31, 2024, the revenue was received from the sale of consulting services and API requests. For the six months ended October 31, 2023, the revenue was received from the sale of consulting services.

The reason for the increase in sales for the six months ended October 31, 2024 compared to the six months ended October 31, 2023 was that the Company began selling its services in October 2023.

Operating Expenses

Total operating expenses for the six months ended October 31, 2024 were $46,396 compared to $14,496 for the six months ended October 31, 2023. Expenses increased in the six months ended October 31, 2024 primarily due to the professional fees, server expense and website development expense. Professional fees primarily increased due to legal and audit fees. Server expense increased due to the fact that the server was rented in February 2024.

Other Income (Expenses)

Total other income for the six months ended October 31, 2024 and 2023 was $2 and $11, respectively. The other income included interest income.

Net Losses

The net loss for the six months ended October 31, 2024, was $25,060, compared to $13,085 for the six months ended October 31, 2023, due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2024, our total assets were $114,675, which comprised of cash and cash equivalents of $8,057, accounts receivable of $6,444, prepaid expenses of $27,775, and intangible assets of $72,399. Our total liabilities were $170,779, which comprised accounts payable of $12,099, deferred income of $19,388 and a Loan Payable due to our director of $139,292.

As of April 30, 2024, our total assets were $86,772, which comprised of prepaid expenses of $73,600, and intangible assets of $13,172. Our total liabilities were $117,816, which comprised accounts payable of $12,447 and a Loan Payable due to our director of $105,369.

Stockholders’ deficit has increased from $31,044 as of April 30, 2024 to $56,104 as of October 31, 2024.

The Company has accumulated a deficit of $93,830 as of October 31, 2024, compared to $68,770 as of April 30, 2024, and further losses are anticipated in the development of its business.

During the six months ended October 31, 2024, the Company used $25,866 of cash in operating activities due to its net loss of $25,060, amortization expense of $6,875, increase in accounts receivable of $6,446, increase in prepaid expenses of $20,275, decrease in accounts payable of $348 and increase in deferred income of $19,388.

We had no cash flows used in or provided by investing activities for the six months ended October 31, 2024.

Net cash flows provided by financing activities for the six months ended October 31, 2024, were $33,923 due to net proceeds from the related party loan.

During the six months ended October 31, 2023, the Company used $2,518 of cash in operating activities due to its net loss of $13,085, amortization expense of $1,567 and decrease in prepaid expenses of $9,000.

During the six months ended October 31, 2023, the Company used $9,000 of cash in investing activities to acquire intangible assets.

Net cash flows provided by financing activities for the six months ended October 31, 2023, were $11,518 due to net proceeds from the related party loan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support, or other benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the six months ended October 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAG MAGNA CORP

Date: December 11, 2024	By:	s/ Oleg Bilinski
Oleg Bilinski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Oleg Bilinski
Oleg Bilinski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)