Form 10-Q
period 2025-01-31
Mag Magna Corp
filed 2025-03-17
CIK 1949864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

Oleg Bilinski

Chief Executive Officer

325 W Washington St Ste 2877

San Diego, CA, 92103

 +1-620-4692043

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,829,047 common shares issued and outstanding as of March 14, 2025.

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

MAG MAGNA CORP

Condensed Balance Sheets

As of January 31, 2025 and April 30, 2024

	As of January 31, 2025 (Unaudited)	As of April 30, 2024

ASSETS
Current Assets
Prepaid Expense	$20,200	$73,600
Total Current Assets	20,200	73,600
Other Assets
Intangible Assets, net	67,860	13,172
Total Other Assets	67,860	13,172
TOTAL ASSETS	$88,060	$86,772

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$698	$12,447
Deferred Income	11,549	-
Loan Payable – Related Party	136,587	105,369
Total Current Liabilities	148,834	117,816
Total Liabilities	148,834	117,816

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,829,047 and 5,829,047 shares issued and outstanding at January 31, 2025 and April 30, 2024, respectively	5,829	5,829
Additional Paid-in Capital	31,897	31,897
Accumulated Deficit	(98,500)	(68,770)
Total Stockholders’ Equity (Deficit)	(60,774)	(31,044)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$88,060	$86,772

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Operations

For the three and nine months ended January 31, 2025 and 2024

(Unaudited)

	Three months ended January 31, 2025	Three months ended January 31, 2024	Nine months ended January 31, 2025	Nine months ended January 31, 2024

Revenues:
Consulting services	$9,987	$4,200	$23,726	$5,600
API Requests	12,307	-	19,902	-
TOTAL REVENUE	22,294	4,200	43,628	5,600

OPERATING EXPENSES
General and administrative expenses	26,964	6,284	73,360	20,780
TOTAL OPERATING EXPENSES	26,964	6,284	73,360	20,780

INCOME (LOSS) FROM OPERATIONS	(4,670)	(2,084)	(29,732)	(15,180)

OTHER INCOME (EXPENSE)
Interest income	-	6	2	17
TOTAL OTHER INCOME (EXPENSE)	-	6	2	17

NET INCOME (LOSS)	$(4,670)	$(2,078)	$(29,730)	$(15,163)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,829,047	5,289,847	5,829,047	5,289,847

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended January 31, 2025 and 2024

(Unaudited)

	Common Stock		AdditionalPaid-in Capital	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount
Balance at April 30, 2023	4,500,000	$4,500	$-	$(17,917	$(13,417)

Sales of common stock at $0.025 per share	789,847	790	18,956	-	19,746
Net loss	-	-	-	(15,163)	(15,163)

Balance at January 31, 2024	5,289,847	$5,290	$18,956	$(33,080)	$(8,834)

Balance at April 30, 2024	5,829,047	$5,829	$31,897	$(68,770)	$(31,044)

Net loss	-	-	-	(29,730)	(29,730)

Balance at January 31, 2025	5,829,047	$5,829	$31,897	$(98,500)	$(60,774)

Balance at October 31, 2023	4,500,000	$4,500	$-	$(31,002)	$(26,502)

Sales of common stock at $0.025 per share	789,847	790	18,956	-	19,746
Net loss	-	-	-	(2,078)	(2,078)

Balance at January 31, 2024	5,289,847	$5,290	$18,956	$(33,080)	$(8,834)

Balance at October 31, 2024	5,829,047	$5,829	$31,897	$(93,830)	$(56,104)

Net loss	-	-	-	(4,670)	(4,670)

Balance at January 31, 2025	5,829,047	$5,829	$31,897	$(98,500)	$(60,774)

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Cash Flows

For the nine months ended January 31, 2025 and 2024

(Unaudited)

	Nine months ended January 31, 2025	Nine months ended January 31, 2024
OPERATING ACTIVITIES:
Net income (loss)	$(29,730)	$(15,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	11,412	3,001
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expense	(12,700)	(4,500)
Accounts payable	(11,749)	-
Deferred income	11,549	-
NET CASH USED IN OPERATING ACTIVITIES	(31,218)	(16,662)

INVESTING ACTIVITIES:
Intangible Assets	-	(12,600)
NET CASH USED IN INVESTING ACTIVITIES	-	(12,600)

FINANCING ACTIVITIES:
Proceeds from borrowings – related party	85,347	35,379
Repayments to related party	(54,129)	(25,863)
Proceeds from share issuance	-	19,746
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,218	29,262

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Reclassification of Prepaid Expense to Intangible Assets	$66,100	$9,000

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the nine months ended January 31, 2025 and 2024

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

2. GOING CONCERN

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $98,500 at January 31, 2025, had a net loss of $29,730, and used net cash of $31,218 in operating activities for the nine months ended January 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash, sales proceeds and related party loans. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

The results for the nine months ended January 31, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024, filed with the Securities and Exchange Commission.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the nine months ended January 31, 2025 and 2024

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

The revenue for our Poultry Farming Consultancy and API requests is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The Company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the Company acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the service delivery. During the nine months ended January 31, 2025, we have generated revenue from the sale of Poultry Farming Consultancy in the amount of $23,726 and revenue from the sale of API requests in the amount of $19,902. During the nine months ended January 31, 2024, we have generated revenue from the sale of Poultry Farming Consultancy in the amount of $5,600. The deferred income was $11,549 and $0 as of January 31, 2025 and April 30, 2024. The services were provided by the Company’s CEO.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of January 31, 2025 and April 30, 2024.

Advertising

The Company recognizes advertising costs in accordance with ASC 720-35, Advertising Costs (“ASC 720-35”), which requires that all advertising costs be expensed as incurred. Advertising expense amounted to approximately $5,800 and $0 for the nine months ended January 31, 2025 and 2024, respectively. Advertising costs, which have been paid for but that have not been received, were $11,600 and $0 as of January 31, 2025 and April 30, 2024.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the nine months ended January 31, 2025 and 2024

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

Intangible assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	January 31, 2025	April 30, 2024
Website	3	$9,400	$9,400
Software	5	75,100	9,000
		84,500	18,400
Accumulated amortization		(16,640)	(5,228)
Net book value		$67,860	$13,172

During the three months ended January 31, 2025 and 2024, we recognized $4,537 and $1,434 worth of amortization expense, respectively. During the nine months ended January 31, 2025 and 2024, we recognized $11,412 and $3,001 worth of amortization expense, respectively.

The Company expects to recognize amortization expense for the capitalized website development and software costs of future years as follows:

For the fiscal year ending:	Amortization Expense
April 30, 2025 (remaining)	$4,539
April 30, 2026	$16,958
April 30, 2027	$15,020
April 30, 2028	$15,020
April 30, 2029	$14,120
April 30, 2030	$2,203

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the nine months ended January 31, 2025 and 2024

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

For the nine months ended January 31, 2025 and 2024

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

4. RELATED PARTY TRANSACTIONS

As of January 31, 2025, the director of the Company, Oleg Bilinski, advanced $136,587 to the Company. During the nine months ended January 31, 2025, Oleg Bilinski advanced to the Company $85,347 for the Company's operating expenses and $54,129 was repaid to the Director. During the nine months ended January 31, 2024, Oleg Bilinski advanced to the Company $35,379 for the Company's operating expenses and $25,863 was repaid to the Director. This loan is for up to $160,000, unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and is due on demand.

5. STOCKHOLDERS’ EQUITY

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

There were 5,829,047 shares of common stock issued and outstanding as of January 31, 2025 and April 30, 2024.

6. COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of January 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

For the nine months ended January 31, 2025 and 2024

(Unaudited)

7. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event listed below.

On February 21, 2025, the Company appointed Tomasz Anczok as Independent Director of the Company. For more detailed information regarding Mr. Anczok's background, please refer to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2025.

Subsequent to January 31, 2025, the Company’s CEO advanced an additional approximately $9,767 on behalf of the Company. These funds were advanced under the Loan Payable – Related Party – See Note 4.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2025 compared to January 31, 2024

Revenues

During the three months ended January 31, 2025 and 2024, we have generated total revenue of $22,294 and $4,200, respectively. For the three months ended January 31, 2025, the revenue was received from the sale of consulting services and API requests. For the three months ended January 31, 2024, the revenue was received from the sale of consulting services.

The reason for the increase in sales for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 was that the Company began selling its services in October 2023.

Operating Expenses

Total operating expenses for the three months ended January 31, 2025 were $26,964 compared to $6,284 for the three months ended January 31, 2024. Expenses increased in the three months ended January 31, 2025 primarily due to the consulting services, marketing services, SEO services and server expense. Server expense increased due to the fact that the server was rented in February 2024.

Other Income (Expenses)

Total other income for the three months ended January 31, 2025 and 2024 was $0 and $6, respectively. The other income included interest income.

Net Losses

The net loss for the three months ended January 31, 2025, was $4,670, compared to $2,078 for the three months ended January 31, 2024, due to the factors discussed above.

Nine months ended January 31, 2025 compared to January 31, 2024

Revenues

During the nine months ended January 31, 2025 and 2024, we have generated total revenue of $43,628 and $5,600, respectively. For the nine months ended January 31, 2025, the revenue was received from the sale of consulting services and API requests. For the nine months ended January 31, 2024, the revenue was received from the sale of consulting services.

The reason for the increase in sales for the nine months ended January 31, 2025 compared to the nine months ended January 31, 2024 was that the Company began selling its services in October 2023.

Operating Expenses

Total operating expenses for the nine months ended January 31, 2025 were $73,360 compared to $20,780 for the nine months ended January 31, 2024. Expenses increased in the nine months ended January 31, 2025 primarily due to the consulting services, marketing services, SEO services, professional fees and server expense. Professional fees primarily increased due to legal and audit fees. Server expense increased due to the fact that the server was rented in February 2024.

Other Income (Expenses)

Total other income for the nine months ended January 31, 2025 and 2024 was $2 and $17, respectively. The other income included interest income.

Net Losses

The net loss for the nine months ended January 31, 2025, was $29,730, compared to $15,163 for the nine months ended January 31, 2024, due to the factors discussed above.

Liquidity and Capital Resources

As of January 31, 2025, our total assets were $88,060, which comprised of prepaid expenses of $20,200, and intangible assets of $67,860. Our total liabilities were $148,834, which comprised accounts payable of $698, deferred income of $11,549 and a Loan Payable due to our director of $136,587.

As of April 30, 2024, our total assets were $86,772, which comprised of prepaid expenses of $73,600, and intangible assets of $13,172. Our total liabilities were $117,816, which comprised accounts payable of $12,447 and a Loan Payable due to our director of $105,369.

Stockholders’ deficit has increased from $31,044 as of April 30, 2024 to $60,774 as of January 31, 2025.

The Company has accumulated a deficit of $98,500 as of January 31, 2025, compared to $68,770 as of April 30, 2024, and further losses are anticipated in the development of its business.

During the nine months ended January 31, 2025, the Company used $31,218 of cash in operating activities due to its net loss of $29,730, amortization expense of $11,412, increase in prepaid expenses of $12,700, decrease in accounts payable of $11,749 and increase in deferred income of $11,549.

We had no cash flows used in or provided by investing activities for the nine months ended January 31, 2025.

Net cash flows provided by financing activities for the nine months ended January 31, 2025, were $31,218 due to net proceeds from the related party loan.

During the nine months ended January 31, 2024, the Company used $16,662 of cash in operating activities due to its net loss of $15,163, amortization expense of $3,001 and increase in prepaid expenses of $4,500.

During the nine months ended January 31, 2024, the Company used $12,600 of cash in investing activities to acquire intangible assets.

Net cash flows provided by financing activities for the nine months ended January 31, 2024, were $29,262 due to net proceeds from the related party loan of $9,516 and proceeds from share issuance of $19,746.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the nine months ended January 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAG MAGNA CORP

Date: March 17, 2025	By:	s/ Oleg Bilinski
Oleg Bilinski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Oleg Bilinski
Oleg Bilinski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)