Form 10-K
period 2025-04-30
Mag Magna Corp
filed 2025-07-23
CIK 1949864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2025

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-268561

MAG MAGNA CORP

(Exact name of registrant as specified in its charter)

Wyoming	98-1626237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2318, Anxiaowo Apartment, Huaqiang Square, Fuhai Sub-District, Bao’an District, Shenzhen City, Guangdong Province, China, 518000
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: +86 17823500944

325 W Washington St Ste 2877, San Diego, CA 92103
(Former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/a	N/a

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

As of April 30, 2025, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,829,047 common shares issued and outstanding as of July 23, 2025.

PART I

Item 1. Business.

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

On February 27, 2024, the Company entered into Application Programming Interface (“API”) Development Agreement to develop the Poultry Wellness Guide API to facilitate the management and monitoring of poultry health and well-being. Since June 2024, Mag Magna Corp has introduced the Poultry Wellness Guide API on website and began selling Subscription Plans for API services. The Poultry Wellness Guide API is an AI-powered tool designed to assist in diagnosing and managing chicken diseases based on breed and symptoms, offering expert recommendations for prevention and treatment. The service covers a variety of 12 common chicken breeds. It provides users with instant access to a comprehensive database that includes detailed information on symptoms, potential causes, and effective management strategies for each breed-specific condition. To access Poultry Wellness Guide API, a subscription purchase is required. The appropriate Subscription Plan for API service determined based on the amount of requests per month. Subscription plans are detailed and available for review on our website (https://magmagna.com/). On our website, users can try the Free Trial version (3 requests per day). Subscriptions must comply with our Terms of Service, and refunds are not provided.

Employees

As of April 30, 2025, there were two members of the board, Oleg Bilinski, Director, President, Chief Executive Officer (“CEO”), Treasurer, and Secretary, and Tomasz Anczok, Director.

Offices

Our business office is located at Room 2318, Anxiaowo Apartment, Huaqiang Square, Fuhai Sub-District, Bao’an District, Shenzhen City, Guangdong Province, China, 518000. Our telephone number is +86 17823500944.

Item 1A.  Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable for smaller reporting companies.

Item 1C. Cybersecurity.

The Company is subject to various laws and rules issued by multiple government agencies concerning the safeguarding and maintaining the confidentiality of its security, customer, and business information. We are committed to protecting the confidentiality, integrity, and availability of our information systems and data.

The Board of Directors maintains oversight of our cybersecurity risks. The Company receives regular updates from management regarding cybersecurity program, including risk assessments, incident response capabilities, and the effectiveness of controls. Management is responsible for assessing and managing our material cybersecurity risks, as well as for the development and implementation of our cybersecurity policies, procedures, and controls, and are responsible for reporting on the program's status and any material cybersecurity incidents to the Board of Directors.

As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock is quoted on the OTCQB Market under the trading symbol "MGNC".

Number of Holders

As of April 30, 2025, the 5,829,047 issued and outstanding shares of common stock were held by a total of 51 shareholder of record.

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

There were 5,829,047 and 5,829,047 shares of common stock issued and outstanding as of April 30, 2025 and 2024, respectively.

Other Stockholder Matters

None.

Item 6. [Reserved]

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

RESULTS OF OPERATIONS

Year ended April 30, 2025 compared to April 30, 2024

Revenues

During the years ended April 30, 2025 and 2024, we have generated total revenue of $49,905 and $5,600, respectively. For the year ended April 30, 2025, the revenue was received from the sale of consulting services and API requests. For the year ended April 30, 2024, the revenue was received from the sale of consulting services.

The reason for the increase in sales for the year ended April 30, 2025 compared to the year ended April 30, 2024 was that the company began selling its services in October 2023.

Operating Expenses

Total operating expenses for the year ended April 30, 2025 were $102,161 compared to $56,475 for the year ended April 30, 2024. Expenses increased in the year ended April 30, 2025 primarily due to the consulting services, marketing services, SEO services, professional fees and server expense. Professional fees primarily increased due to legal and audit fees. Server expense increased due to the fact that the server was rented in February 2024.

Other Income (Expenses)

Total other income for the years ended April 30, 2025 and 2024 was $2 and $22, respectively. The other income included interest income.

Net Losses

The net loss for the year ended April 30, 2025, was $52,254, compared to $50,853 for the year ended April 30, 2024, due to the factors discussed above.

Liquidity and Capital Resources

As of April 30, 2025, our total assets were $144,297, which comprised of prepaid expenses of $25,975, and intangible assets of $118,322. Our total liabilities were $227,595, which comprised accounts payable of $396, deferred income of $5,272 and a Loan Payable due to our former director of $221,927.

As of April 30, 2024, our total assets were $86,772, which comprised of prepaid expenses of $73,600, and intangible assets of $13,172. Our total liabilities were $117,816, which comprised accounts payable of $12,447 and a Loan Payable due to our former director of $105,369.

Stockholders’ deficit has increased from $31,044 as of April 30, 2024 to $83,298 as of April 30, 2025.

The company has accumulated a deficit of $121,024 as of April 30, 2025, compared to $68,770 as of April 30, 2024, and further losses are anticipated in the development of its business.

During the year ended April 30, 2025, the Company used $61,558 of cash in operating activities due to its net loss of $52,254, amortization expense of $15,950, increase in prepaid expenses of $18,475, decrease in accounts payable of $12,051 and increase in deferred income of $5,272.

During the year ended April 30, 2025, the Company used $55,000 of cash in investing activities due to an increase in intangible assets.

Net cash flows provided by financing activities for the year ended April 30, 2025, were $116,558 due to net proceeds from the related party loan.

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

The Company generates revenue primarily from two sources: (1) providing Poultry Farming Consultancy services, and (2) sales of subscription plans for its API service.

(1) The revenue for our Poultry Farming Consultancy is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. Our liability is restricted to the cumulative sum of payments made by the customer for services specified in the invoice. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the consultancy acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the delivery of materials. During the year ended April 30, 2025, we have generated revenue from the providing of our Poultry Farming Consultancy services in the amount of $23,726. The services were provided by the Company’s CEO.

(2) The Subscription Plan for API service is provided on the basis of the amount of requests per month. The service covers a variety of 12 common chicken breeds. It provides users with an access to a comprehensive database that includes detailed information on symptoms, potential causes, and effective management strategies for each breed-specific condition. To access Poultry Wellness Guide API, a subscription purchase is required. Subscriptions must comply with our Terms of Service. Subscription revenue for the API service is recognized ratably over the subscription period. Subscription payments are received in advance of the service period. Such advance payments are recorded as deferred income upon receipt and are recognized as revenue on a straight-line basis over the subscription period the service is provided, reflecting the transfer of control and continuous delivery of the service to the customer. During the year ended April 30, 2025, we have generated revenue from the sale of API requests in the amount of $26,179.

Off-Balance Sheet Arrangements

As of April 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

MAG MAGNA CORP

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mag Magna Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mag Magna Corp as of April 30, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Mag Magna Corp as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Mag Magna Corp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Mag Magna Corp is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mac Accounting Group & CPAs, LLP

We have served as Mag Magna Corp's auditor since 2024.

Midvale, Utah

July 23, 2025

MAG MAGNA CORP

BALANCE SHEETS

As of April 30, 2025 and 2024

	As of April 30, 2025	As of April 30, 2024

ASSETS
Current Assets
Prepaid Expense	$25,975	$73,600
Total Current Assets	25,975	73,600

Other Assets
Intangible Assets, net	118,322	13,172
Total Other Assets	118,322	13,172
TOTAL ASSETS	$144,297	$86,772

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$396	$12,447
Deferred Income	5,272	-
Loan Payable – Related Party	221,927	105,369
Total Current Liabilities	227,595	117,816
Total Liabilities	227,595	117,816

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,829,047 and 5,829,047 shares issued and outstanding at April 30, 2025 and 2024, respectively	5,829	5,829
Additional Paid-in Capital	31,897	31,897
Accumulated Deficit	(121,024)	(68,770)
Total Stockholders’ Equity (Deficit)	(83,298)	(31,044)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$144,297	$86,772

The accompanying notes are an integral part of these financial statements.

MAG MAGNA CORP

STATEMENTS OF OPERATIONS

For the years ended April 30, 2025 and 2024

	Year ended April 30, 2025	Year ended April 30, 2024

Revenues:
Consulting services	$23,726	$5,600
API requests	26,179	-
TOTAL REVENUE	49,905	5,600

OPERATING EXPENSES
General and administrative expenses	102,161	56,475
TOTAL OPERATING EXPENSES	102,161	56,475

INCOME (LOSS) FROM OPERATIONS	(52,256)	(50,875)

OTHER INCOME (EXPENSE)
Interest income	2	22
TOTAL OTHER INCOME (EXPENSE)	2	22

NET INCOME (LOSS)	$(52,254)	$(50,853)

NET INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,829,047	4,883,855

The accompanying notes are an integral part of these financial statements.

MAG MAGNA CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended April 30, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at April 30, 2023	4,500,000	$4,500	$-	$(17,917)	$(13,417)

Sales of common stock at $0.025 per share	1,329,047	1,329	31,897	-	33,226
Net loss	-	-	-	(50,853	(50,853)

Balance at April 30, 2024	5,829,047	$5,829	$31,897	$(68,770)	$(31,044)

Net loss	-	-	-	(52,254)	$(52,254)

Balance at April 30, 2025	5,829,047	$5,829	$31,897	$(121,024)	$(83,298)

The accompanying notes are an integral part of these financial statements.

MAG MAGNA CORP

STATEMENTS OF CASH FLOWS

For the years ended April 30, 2025 and 2024

	Year ended April 30, 2025	Year ended April 30, 2024
OPERATING ACTIVITIES:
Net income (loss)	$(52,254)	$(50,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	15,950	4,034
Changes in operating assets and liabilities:
Prepaid expense	(18,475)	(73,600)
Accounts payable	(12,051)	12,448
Deferred income	5,272	-
NET CASH USED IN OPERATING ACTIVITIES	(61,558)	(107,971)

INVESTING ACTIVITIES:
Intangible Assets	(55,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(55,000)	-

FINANCING ACTIVITIES:
Proceeds from loan payable – related party	170,707	126,348
Repayments to loan payable – related party	(54,149)	(51,603)
Proceeds from share issuance	-	33,226
NET CASH PROVIDED BY FINANCING ACTIVITIES	116,558	107,971

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Reclassification of Prepaid Expense to Intangible Assets	$66,100	$9,000

The accompanying notes are an integral part of these financial statements.

MAG MAGNA CORP

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2025 and 2024

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

2. GOING CONCERN

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $121,024 as of April 30, 2025, had a net loss of $52,254, and used net cash of $61,558 in operating activities for the year ended April 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with loans from related parties and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

MAG MAGNA CORP

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2025 and 2024

The Company generates revenue primarily from two sources: (1) providing Poultry Farming Consultancy services, and (2) sales of subscription plans for its API service.

(1) The revenue for our Poultry Farming Consultancy is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The Company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the Company acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the service delivery. During the year ended April 30, 2025 and 2024, we have generated revenue from the providing of our Poultry Farming Consultancy services in the amount of $23,726 and $5,600, respectively. The deferred income related to the providing Poultry Farming Consultancy services was $0 as of April 30, 2025 and 2024. The services were provided by the Company’s CEO.

(2) The Subscription Plan for API service is provided on the basis of the amount of requests per month. The service covers a variety of 12 common chicken breeds. It provides users with an access to a comprehensive database that includes detailed information on symptoms, potential causes, and effective management strategies for each breed-specific condition. To access Poultry Wellness Guide API, a subscription purchase is required. Subscriptions must comply with our Terms of Service. Subscription revenue for the API service is recognized ratably over the subscription period. Subscription payments are received in advance of the service period. Such advance payments are recorded as deferred income upon receipt and are recognized as revenue on a straight-line basis over the subscription period the service is provided, reflecting the transfer of control and continuous delivery of the service to the customer. During the year ended April 30, 2025 and 2024, we have generated revenue from the sale of API requests in the amount of $26,179 and $0, respectively. The deferred income related to the sales of subscription plans for the API service was $5,272 and $0 as of April 30, 2025 and 2024.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of April 30, 2025 and 2024.

Advertising

The Company recognizes advertising costs in accordance with ASC 720-35, Advertising Costs (“ASC 720-35”), which requires that all advertising costs be expensed as incurred. Advertising expense amounted to approximately $10,150 and $0 for the years ended April 30, 2025 and 2024, respectively. Advertising costs, which have been paid for but that have not been received, were $7,250 and $0 as of April 30, 2025 and 2024.

MAG MAGNA CORP

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2025 and 2024

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

Intangible assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	April 30, 2025	April 30, 2024
API	3	$121,100	$-
Website	3	9,400	9,400
Software	5	9,000	9,000
		139,500	18,400
Accumulated amortization		(21,178)	(5,228)
Net book value		$118,322	$13,172

During year ended April 30, 2025 and 2024, we recognized $15,950 and $4,034 worth of amortization expense, respectively.

The Company expects to recognize amortization expense for the capitalized website development and software costs of future years as follows:

For the fiscal year ending:	Amortization Expense
April 30, 2026	$27,960
April 30, 2027	$26,020
April 30, 2028	$26,020
April 30, 2029	$25,120
April 30, 2030	$13,202

MAG MAGNA CORP

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2025 and 2024

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

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2025 and 2024

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these condensed financial statements to conform to current period classifications.

Accounting Standards Adopted in Fiscal 2025

In November 2023, the Financial Standards Accounting Board (FASB) issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expanded annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments do not change how segments are determined or aggregated, or how thresholds are applied to determine reportable segments. We adopted ASU 2023-07 during the year ended April 30, 2025. See Note 4 "Operating Segments" in the accompanying notes to the financial statements for further detail.

No other recently issued guidance adopted in Fiscal 2025 had a material impact on our financial statements upon adoption or is expected to have a material impact in future periods.

NOTE 4 – OPERATING SEGMENTS

The Company operates as a single operating segment, focusing on the introduction and promotion of alternative methods of raising chickens without the use of antibiotics.

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that is reported on the income statement. The measure of segment assets is reported on the balance sheet as total assets.

5. RELATED PARTY TRANSACTIONS

As of April 30, 2025, the former director of the Company, Oleg Bilinski, advanced $221,927 to the Company. During the year ended April 30, 2025, Oleg Bilinski advanced to the Company $170,707 for the Company's operating expenses and $54,149 was repaid to the former Director. During the year ended April 30, 2024, Oleg Bilinski advanced to the Company $126,348 for the Company's operating expenses and $51,603 was repaid to the former Director. This loan is for up to $250,000, unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and is due on demand.

6. STOCKHOLDERS’ EQUITY

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

On November 26, 2021 the Company issued 4,500,000 shares of its common stock at $0.001 per share to the former director of the Company, Oleg Bilinski, for total proceeds of $4,500.

During year ended April 30, 2024 the Company issued 1,329,047 shares of common stock for cash proceeds of $33,226 at $0.025 per share.

MAG MAGNA CORP

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2025 and 2024

There were 5,829,047 shares of common stock issued and outstanding as of April 30, 2025 and 2024.

7. COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of April 30, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

8. INCOME TAXES

The Company has no tax position at April 30, 2025 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2025. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2025 was $25,415. The net change in valuation allowance from April 30, 2024 to April 30, 2025 was $10,973. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2025 and 2024. All tax years since inception remain open for examination by taxing authorities of US Federal and state of Wyoming.

The components of the Company’s deferred tax asset computed at the federal statutory rate of 21% is as follows:

	April 30, 2025	April 30, 2024
Net operating loss carryforward	$121,024	68,770
Effective tax rate	21%	21%
Deferred tax asset	25,415	14,442
Less: valuation allowance	(25,415)	(14,442)
Net deferred asset	$-	$-

MAG MAGNA CORP

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2025 and 2024

The income tax provision differs from the amount of income tax determined by applying the statutory income tax rates to pretax income from continuing operations for the year ended April 30, 2025 due to the following:

	April 30, 2025	April 30, 2024
Book loss	$10,973	$10,679
Less: valuation allowance	(10,973)	(10,679)
	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $121,024 as of April 30, 2025, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event listed below.

Subsequent to April 30, 2025, the Company’s former CEO, Oleg Bilinski, advanced an additional approximately $14,351 on behalf of the Company. These funds were advanced under the Loan Payable – Related Party – See Note 5. In addition, on June 4, 2025, the former President and CEO, Oleg Bilinski, forgave his loan to the Company totaling $236,278. As a result, as of the filing date of this 10-K, the Company's loan balance to the former President and CEO was $0.

On June 4, 2025, there occurred a change in control of Mag Magna Corp, a Wyoming corporation (the “Company”). On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Wang Gang acquired 4,500,000 shares of the Company’s common stock (the “Control Shares”) from Oleg Bilinski. The Control Shares represent approximately 77.20% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Wang for the Control Shares was $564,380.50 in cash. Additionally, effective June 4, 2025, Mr. Wang acquired an additional 142,372 shares of the Company’s common stock from 18 Company shareholders for a total of $17,846.50 in cash, pursuant to separate stock purchase agreements.

In conjunction with the Change-in-Control Agreements, on June 4, 2025, Oleg Bilinki resigned as President, Chief Executive Officer, Treasurer, Secretary and Director of the Company, Tomasz Anczok resigned as a Director of the Company and Wang Gang was appointed as the Sole Director, President, Chief Executive Officer, Treasurer and Secretary of the Company.

Certain information regarding the background of Mr. Wang is set forth below.

Wang Gang, 36, has, since 2024, served as Manager at Yilong Energy Holding Co., Ltd., where his duties include market expansion initiatives in the energy sector, analysis of industry trends and competitor strategies, coordinating with technical and sales teams and negotiating contracts with key suppliers. From 2021 to 2024, Mr. Wang served as a

Director of Shenzhen Evergreen Retail Group, where his duties included business development, formulating and implementing strategic plans to expand the company's market presence in the retail industry. From 2015 to 2020, he was Store Manager at a SunnyMart Convenience Store, where he managed day-to-day operations of a 24-hour convenience store. From 2011 to 2015, he was a Sales Representative of Shenzhen Star Trading Co., Ltd., where his duties included promoting consumer electronics products (e.g., mobile accessories, smart home, devices) in Shenzhen’s retail market, while developing relationships with 50+ local retailers. Mr. Wang earned a Bachelor of Business Administration from Shenzhen Polytechnic, Nanshan, Shenzhen, Guangdong, China. Until such time as the Company’s level of operations increases, Mr. Wang will devote not less than 20 hours per week on the business of the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.
2.	The Company lacks appropriate information technology controls - As of April 30, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

-On April 30, 2025, under the supervision and with the participation of our management at the time, an evaluation was conducted of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Wang Gang Room 2318, Anxiaowo Apartment, Huaqiang Square, Fuhai Sub-District, Bao’an District, Shenzhen City, Guangdong Province, China, 518000	36	Director, President, Chief Executive Officer, Treasurer and Secretary

Wang Gang has, since 2024, served as Manager at Yilong Energy Holding Co., Ltd., where his duties include market expansion initiatives in the energy sector, analysis of industry trends and competitor strategies, coordinating with technical and sales teams and negotiating contracts with key suppliers. From 2021 to 2024, Mr. Wang served as a Director of Shenzhen Evergreen Retail Group, where his duties included business development, formulating and implementing strategic plans to expand the company's market presence in the retail industry. From 2015 to 2020, he was Store Manager at a SunnyMart Convenience Store, where he managed day-to-day operations of a 24-hour convenience store. From 2011 to 2015, he was a Sales Representative of Shenzhen Star Trading Co., Ltd., where his duties included promoting consumer electronics products (e.g., mobile accessories, smart home, devices) in Shenzhen’s retail market, while developing relationships with 50+ local retailers. Mr. Wang earned a Bachelor of Business Administration from Shenzhen Polytechnic, Nanshan, Shenzhen, Guangdong, China. Until such time as the Company’s level of operations increases, Mr. Wang will devote not less than 20 hours per week on the business of the Company.

As of the date of this report, Wang Gang holds 4,642,772 shares of common stock which represents 79.65% of shares outstanding.

During the past ten years our Director, President, Chief Executive Officer, Treasurer and Secretary, Mr. Wang has not been the subject to any of the following events:

  Any bankruptcy petition filed by or against any business of which they were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
  An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Wang’s involvement in any type of business, securities or banking activities.
  Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
  Were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
  Were found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
  Were the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

Term of Office

Our Directors are appointed to hold office until the next annual meeting of our stockholders or until their respective successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Wyoming Revised Statutes. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Director Independence

Our Board of Directors is currently composed of one member, Wang Gang. Wang Gang does not qualify as independent. Our board of directors has not made a subjective determination as to  each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director Had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 11. Executive Compensation.

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended April 30, 2025 and 2024:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Wang Gang, President, Director, Treasurer and Secretary	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Oleg Bilinski, Former President	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of July 23, 2025, by:

● each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

● each of our directors;

● each of our named executive officers; and

● all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Wang Gang Room 2318, Anxiaowo Apartment, Huaqiang Square, Fuhai Sub-District, Bao’an District, Shenzhen City, Guangdong Province, China, 518000	4,642,772 shares	79.65%

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

Percent of class is calculated on the basis of the number of fully diluted shares outstanding as of July 23, 2025 (5,829,047).

Effective June 4, 2025, there occurred a change in control of Mag Magna Corp, a Wyoming corporation. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Wang Gang acquired 4,500,000 shares of the Company’s common stock (the “Control Shares”) from Oleg Bilinski. The Control Shares represent approximately 77.20% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Wang for the Control Shares was $564,380.50 in cash. Additionally, effective June 4, 2025, Mr. Wang acquired an additional 142,772 shares of the Company’s common stock from 18 Company shareholders for a total of $17,846.50 in cash, pursuant to separate stock purchase agreements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 26, 2021, we issued a total of 4,500,000 shares of Common stock to Oleg Bilinski, our former president, treasurer, secretary and director in consideration of $4,500.

Further, effective December 2, 2021, Mr. Bilinski formally agreed to advance funds to the Company to loan the Company the principal sum of $60,000 for business development under a Loan Agreement. On March 11, 2024, Mr. Bilinski formally entered into an Amendment to the Loan Agreement, increasing the loan amount to $120,000 for business purposes. The loan amount was increased to $160,000 pursuant to an amendment dated September 16, 2024, to $220,000 under a subsequent amendment dated March 21, 2025, and to $250,000 under a subsequent amendment dated April 1, 2025.

There are no promoters of the Company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than Mag Magna Corp director.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our former independent auditors (BF Borgers CPA PC) and current independent auditors (Mac Accounting Group & CPAs LLP) for professional services rendered related to the fiscal years ended April 30, 2025 and 2024:

	2025	2024
Audit Fees	$27,511	$19,250
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$27,511	$19,250

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

All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
19	Insider Trading Policy

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10-K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAG MAGNA CORP

Date: July 23, 2025	By:	s/ Wang Gang
Wang Gang, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Wang Gang
Wang Gang, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)