Form 10-Q
period 2025-07-31
Mag Magna Corp
filed 2025-11-14
CIK 1949864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

Room 2318, Anxiaowo Apartment

Huaqiang Square Fuhai Sub-District

Shenzhen City 518000, China

+86 17823500944

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,829,047 common shares issued and outstanding as of November 13, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

The accompanying interim condensed financial statements of Mag Magna Corp. (the “Company,” “we,” “us,” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

MAG MAGNA CORP.

Condensed Balance Sheets

As of July 31, 2025, and April 30, 2024

	As of July 31, 2025 (Unaudited)	As of April 30, 2025

ASSETS
Current Assets
Prepaid Expenses	$9,345	$25,975
Total Current Assets	9,345	25,975
Other Assets
Intangible Assets, net	111,034	118,322
Total Other Assets	111,034	118,322
TOTAL ASSETS	$120,379	$144,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$396	$396
Deferred Income	5,272	5,272
Loan Payable – Related Party	92,462	221,927
Due to Shareholder	58,972	-
Total Current Liabilities	157,102	227,595
Total Liabilities	157,102	227,595
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,829,047 and 5,829,047 shares issued and outstanding at July 31, 2025, and April 30, 2025, respectively	5,829	5,829
Additional Paid-in Capital	168,897	31,897
Accumulated Deficit	(211,449)	(121,024)
Total Stockholders’ Equity (Deficit)	(36,723)	(83,298)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$120,379	$144,297

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP.

Condensed Statements of Operations

For the Three Months Ended July 31, 2025 and 2024

(Unaudited)

	Three months ended July 31, 2025	Three months ended July 31, 2024

Revenues:
Consulting services	$-	$4,400
API Requests	-	893
TOTAL REVENUE	$-	5,293

OPERATING EXPENSES
General and administrative expenses	90,425	19,321
TOTAL OPERATING EXPENSES	90,425	19,321

INCOME (LOSS) FROM OPERATIONS	(90,425)	(14,028)

OTHER INCOME (EXPENSE)
Interest income	-	2
TOTAL OTHER INCOME (EXPENSE)	-	2

NET INCOME (LOSS)	$(90,425)	$(14,026)

NET INCOME (LOSS) PER SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,829,047	5,829,047

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended July 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount

Balance at April 30, 2024	5,829,047	$5,829	$31,897	$(68,770)	$(31,044)

Net loss	-	-	-	(14,026)	(14,026)

Balance at July 31, 2024	5,829,047	$5,829	$31,897	$(82,796)	$(45,070)

Balance at April 30, 2025	5,829,047	$5,829	$31,897	$(121,024)	$(83,298)

Related-party loan forgiveness			137,000	-	137,000

Net loss	-	-	-	(90,425)	(90,425)

Balance at July 31, 2025	5,829,047	$5,829	$168,897	$(211,449)	$(36,723)

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP.

Condensed Statements of Cash Flows

For the Three Months Ended July 31, 2025 and 2024

(Unaudited)

	Three months ended July 31, 2025	Three months ended July 31, 2024
OPERATING ACTIVITIES:
Net income	$(90,425)	$(14,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	7,288	2,335
Changes in operating assets and liabilities:
Prepaid expense	16,630	6,000
Accounts payable	-	(223)
Deferred Income	-	5,352
NET CASH USED IN OPERATING ACTIVITIES	(66,507)	(562)

INVESTING ACTIVITIES:
Intangible Assets: Accumulated Depreciation	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Proceeds from borrowings – related party	73,323	11,209
Repayments to related party	(6,816)	(10,647)
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,507	562

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Reclassification of Prepaid Expense to Intangible Assets	$-	$66,100
Forgiveness of related-party loan	137,000

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP.

Notes to the Condensed Financial Statements

For the Three Months Ended July 31, 2025 and 2024

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Mag Magna Corp. (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on September 20, 2021 (Incorporation). The Company's primary focus lies in assisting and consulting businesses engaged in poultry farming. The Company’s purpose is to introduce and promote alternative methods of raising chickens without the use of antibiotics.

On June 4, 2025, there occurred a change in control of the Company, whereby Oleg Bilinski resigned as President, Chief Executive Officer, Treasurer, Secretary and Director of the Company, Tomasz Anczok resigned as a Director of the Company and Wang Gang was appointed as the Sole Director, President, Chief Executive Officer, Treasurer and Secretary of the Company.

The Company has elected April 30th as its fiscal year-end.

2. GOING CONCERN

Our financial statements have been prepared on a going-concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $211,449 at July 31, 2025, had a net loss of $90,425, and used net cash of $66,507 in operating activities for the three months ended July 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with sales proceeds and related party loans. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

The results for the three months ended July 31, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2025, filed with the Securities and Exchange Commission.

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

The revenue for our Poultry Farming Consultancy and API requests is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The Company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the Company acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the service delivery. Since inception, we have generated revenue from the sale of Poultry Farming Consultancy and from the sale of API requests. The services were provided by the Company’s former CEO. The Company’s new management determined to continue the Company’s poultry farming consultancy business. However, a lack of available capital for sales and marketing activities impaired the Company’s ability to generate revenues during the three months ended July 31, 2025.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of July 31, 2025 and April 30, 2025.

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

Intangible assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	July 31, 2025	April 30, 2025
API	5	121,100	121,100
Website	3	$9,400	$9,400
Software	5	9,000	9,000
		139,500	139,500
Accumulated amortization		(28,466)	(21,178)
Net book value		$111,034	$118,322

During the three months ended July 31, 2025 and 2024, we recognized $7,288 and $2,335 in amortization expense, respectively.

The Company expects to recognize amortization expense for the capitalized website development and software costs of future years as follows:

For the fiscal year ending:	Amortization Expense
April 30, 2026 (remaining)	$20,672
April 30, 2027	$26,020
April 30, 2028	$26,020
April 30, 2029	$25,120
April 30, 2030	$13,202

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

Segment Reporting

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40) – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This update requires public entities to include disclosure of specified information about certain costs and expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Management has assessed that additional expense disclosures may be required when the Company adopts this standard.

4. RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2025, the former CEO and Director of the Company, Oleg Bilinski, advanced $14,351 and was repaid $6,816. Effective June 4, 2025, in conjunction with a change in control of the Company, Oleg Bilinski forgave $137,000 in related party loans owed to him by the Company. As a result, at July 31, 2025, the Company’s balance owed to Mr. Bilinski was $92,462.

During the three months ended July 31, 2025, a shareholder advanced $58,972 on behalf of the Company. The balance owed this shareholder was $58,972 as of July 31, 2025.

5. STOCKHOLDERS’ EQUITY

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

During the three months ended July 31, 2025, the former CEO and Director of the Company, Oleg Bilinski, forgave $137,000 of his related party loan which increased additional paid-in capital by $137,000.

There were 5,829,047 shares of common stock issued and outstanding as of July 31, 2025, and April 30, 2025, respectively.

6. COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of July 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

7. CHANGE IN CONTROL

On June 4, 2025, there occurred a change in control of the Company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Wang Gang acquired 4,500,000 shares of the Company’s common stock (the “Control Shares”) from Oleg Bilinski. The Control Shares represent approximately 77.20% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Wang for the Control Shares was $564,380.50 in cash. Additionally, effective June 4, 2025, Mr. Wang acquired an additional 142,372 shares of the Company’s common stock from 18 Company shareholders for a total of $17,846.50 in cash, pursuant to separate stock purchase agreements.

In conjunction with the Change-in-Control Agreements, on June 4, 2025, Oleg Bilinki resigned as President, Chief Executive Officer, Treasurer, Secretary and Director of the Company, Tomasz Anczok resigned as a Director of the Company and Wang Gang was appointed as the Sole Director, President, Chief Executive Officer, Treasurer and Secretary of the Company.

8. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event listed below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what April occurs in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere herein.

Our actual results may differ materially from those anticipated in the following discussion, as a result of a variety of risks and uncertainties, including those described under Forward-Looking Statements. We assume no obligation to update any of the forward-looking statements included herein.

Background

The Company was incorporated on September 20, 2021, under the laws of the State of Wyoming. The Company's primary focus lies in assisting and consulting businesses engaged in poultry farming. The corporation's purpose is to introduce and promote alternative methods of raising chickens without the use of antibiotics. The Company has developed formulas for feed additives using natural ingredients and advanced technologies. The Company aims to share its expertise with other firms by promoting alternative approaches to chicken farming that prioritize sustainability.

The Company provides consulting expertise in the following areas:

•	Poultry farming optimization, including data analysis, planning, and environmental impact.
•	Optimization of bird feeding processes.
•	Transitioning to antibiotic-free practices.
•	IT product integration, covering software, strategic decision consulting, software acquisitions, and integration.
•	Disease prevention and management.
•	Egg production and quality improvement.
•	Implementing sustainable practices in poultry farming, such as waste management, renewable energy integration, and resource sustainability.
•	Poultry genetics and breeding strategies.
•	Financial management of poultry farming, including budgeting, financial analysis, insurance, and risk management.

To access our consultancy services, users are required to purchase a subscription plan based on the topics selected via our website (https://magmagna.com/). Available consultancy sets include single-topic consultations and packages of 3, 5, or 7 topics. Subscriptions must comply with our Terms of Service, and refunds are not provided.

The Company has partnered with Ipax LLC (“Ipax”), a Wyoming company. Under a Patent License and Assignment Agreement signed on November 15, 2022, Ipax provided the company with the formula and advisory services.

On February 27, 2024, the Company entered into Application Programming Interface (API) Development Agreement to develop the Poultry Wellness Guide API to facilitate the management and monitoring of poultry health and well-being. Since June 2024, the Company has introduced the Poultry Wellness Guide API on website and began selling Subscription Plans for API services. The Poultry Wellness Guide API is an AI-powered tool designed to assist in diagnosing and managing chicken diseases based on breed and symptoms, offering expert recommendations for prevention and treatment. The service covers a variety of 12 common chicken breeds. It provides users with instant access to a comprehensive database that includes detailed information on symptoms, potential causes, and effective management strategies for each breed-specific condition. To access Poultry Wellness Guide API, a subscription purchase is required. The appropriate Subscription Plan for API service determined based on the amount of requests per month. Subscription plans are detailed and available for review on our website (https://magmagna.com/). On the Company’s website, users can try the Free Trial version (3 requests per day). Subscriptions must comply with our Terms of Service, and refunds are not provided. Following the June 4, 2025, change in control of the Company, the Company’s new management determined to continue the Company’s poultry farming consultancy business. However, as discussed below, a lack of available capital for sales and marketing activities impaired the Company’s ability to generate revenues during the three months ended July 31, 2025.

Results of Operations

Three Months Ended July 31, 2025 (“Interim 2026”) and July 31, 2024 (“Interim 2025”).

Revenues. During Interim 2026 and Interim 2025, we generated revenues of $-0- and $5,293, respectively. Revenues during Interim 2025 were derived from the sale of consulting services and API requests. The reason for the lack of sales for Interim 2026 was due to the lack of capital with which to market our services.

Operating Expenses. Operating expenses for Interim 2026 were $90,425, compared to $19,321 for Interim 2025. Operating expenses increased during Interim 2026 primarily due to an increase in professional fees related to the change in management.

Other Income (Expense). Total other income for Interim 2026 and Interim 2025 was $-0- and $2, respectively. The other income during Interim 2025 was comprised entirely of interest income.

Net Loss. The net loss for Interim 2026 was $90,425, compared to a net loss of $14,026 for Interim 2025, due to the factors discussed above.

Liquidity and Capital Resources

As of July 31, 2025, our total assets were $120,379, which were comprised of prepaid expenses of $9,345 and intangible assets of $111,034. Our total liabilities at July 31, 2025, were $157,102, which were comprised of accounts payable of $396, deferred income of $5,272, loan payable related party of $92,462 and due to shareholder of $58,972.

As of April 30, 2025, our total assets were $144,297, which were comprised of prepaid expenses of $25,975 and intangible assets of $118,322. Our total liabilities at April 30, 2025, were $227,595, which were comprised of accounts payable of $396, deferred income of $5,292 and related party loans payable of $221,927.

The Company had an accumulated deficit of $211,449 as of July 31, 2025, compared to an accumulated deficit of $121,024 as of April 30, 2025, with further losses being anticipated in the development of its business for the foreseeable future.

Cash Flows

During Interim 2026, the Company used $ 66,507 of cash in operating activities due primarily to its net loss of $90,425 and change in prepaid expense and amortization expense. We had no cash flows used in or provided by investing activities during Interim 2026. Net cash flows provided by financing activities during Interim 2026 were $66,507 from net advances on related party loans.

During Interim 2025, the Company used $562 of cash in operating activities. We had no cash flows used in or provided by investing activities during Interim 2025. Net cash flows provided by financing activities for Interim 2025 were $562.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended July 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Securities Trading Plans of Directors and Executive Officers

The Company’s sole director and officer has not adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended July 31, 2025.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

_____________

*	Filed herewith.

**	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAG MAGNA CORP.

Date: November 14, 2025	By:	/s/ Wang Gang
Want Gang, Chief Executive Officer/Director
(Principle Executive Officer), Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)