Form 10-Q
period 2025-10-31
Mag Magna Corp
filed 2026-01-27
CIK 1949864

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-268561

MAG MAGNA CORP.

(Exact name of registrant as specified in its charter)

wyoming	98-1626237	2810
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

4005 West Reno Avenue, Suite F

Las Vegas, Nevada 89118

702-595-2247

(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,829,047 common shares issued and outstanding as of January 27, 2026.

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

MAG MAGNA CORP

Condensed Balance Sheets

As of October 31, 2025 and April 30, 2025

	As of October 31, 2025 (Unaudited)	As of April 30, 2025 (Audited)

ASSETS
Current Assets
Prepaid Expense	$9,345	$25,975
Total Current Assets	9,345	25,975
Other Assets
Intangible Assets, net	103,745	118,322
Total Other Assets	103,745	118,322
TOTAL ASSETS	$113,090	$144,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$5,668	$396
Deferred Income	–	5,272
Loan Payable – Related Party	151,434	221,927
Total Current Liabilities	157,102	227,595
Total Liabilities	157,102	227,595
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,829,047 and 5,829,047 shares issued and outstanding at October 31, 2025 and April 30, 2025, respectively	5,829	5,829
Additional Paid-in Capital	168,897	31,897
Accumulated Deficit	(218,738)	(121,024)
Total Stockholders’ Equity (Deficit)	(44,012)	(83,298)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$113,090	$144,297

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Operations

For the three and six months ended October 31, 2025 and 2024

(Unaudited)

	Three months ended October 31, 2025	Three months ended October 31, 2024	Six months ended October 31, 2025	Six months ended October 31, 2024

Revenues:
Consulting services	$–	$9,339	$–	$13,739
API Requests	–	6,702	–	7,595
TOTAL REVENUE	–	16,041	–	21,334

OPERATING EXPENSES
General and administrative expenses	7,288	27,075	97,714	46,396
TOTAL OPERATING EXPENSES	7,288	27,075	97,714	46,396

INCOME (LOSS) FROM OPERATIONS	(7,288)	(11,034)	(97,714)	(25,062)

OTHER INCOME (EXPENSE)
Interest income	–	–	–	2
TOTAL OTHER INCOME (EXPENSE)	–	–	–	2

NET INCOME (LOSS)	$(7,288)	$(11,034)	$(97,714)	$(25,060)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,829,047	5,829,047	5,829,047	5,829,047

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the six months ended October 31, 2025 and 2024

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at April 30, 2024	5,829,047	$5,829	$31,897	$(68,770)	$(31,044)

Net loss	–	–	–	(25,060)	(25,060)

Balance at October 31, 2024	5,829,047	$5,829	$31,897	$(93,830)	$(56,104)

Balance at April 30, 2025	5,829,047	$5,829	$31,897	$(121,024)	$(83,298)

Related-party loan forgiveness	–	–	137,000	–	137,000

Net loss	–	–	–	(97,714)	(97,714)

Balance at October 31, 2025	5,829,047	$5,829	$168,897	$(218,738)	$(44,012)

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Condensed Statements of Cash Flows

For the six months ended October 31, 2025 and 2024

(Unaudited)

	Six months ended October 31, 2025	Six months ended October 31, 2024
OPERATING ACTIVITIES:
Net income	$(97,714)	$(25,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	–	6,875
Changes in operating assets and liabilities:
Prepaid expense	16,630	(6,446)
Accounts payable	5,272	(20,275)
Deferred Income	(5,272)	19,040
NET CASH USED IN OPERATING ACTIVITIES	(81,084)	(25,866)

INVESTING ACTIVITIES:
Intangible Assets	14,577	–
NET CASH USED IN INVESTING ACTIVITIES	14,577	–

FINANCING ACTIVITIES:
Proceeds from borrowings – related party	–	–
Repayments to related party	(70,493)	71,202
Additional Paid in Capital	137,000	(37,279)
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,507	33,923

Net increase (decrease) in cash	–	8,057
Cash at beginning of period	–	–
Cash at end of period	$–	$8,057

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Reclassification of Prepaid Expense to Intangible Assets	$–	$66,100

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

Notes to the Condensed Financial Statements

October 31, 2025 and 2024

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Mag Magna Corp (“the Company”) was incorporated under the laws of the State of Wyoming on September 20, 2021 (Incorporation). Until January 2026, the Company's primary focus lies in assisting and consulting businesses engaged in poultry farming.

Effective December 24, 2025, there occurred a change in control of the Company. On such date, Harpreet Sangha acquired 4,500,000 shares of the Company’s common stock from the Company’s former control person, and was appointed the Sole Officer and Director of the Company.

In January 2026, the Board of Directors determined to change the Company’s plan of business to consulting within the poultry farming industry to acquiring real property rights for the mining and sale of rare earth minerals. To such end, in January 2026, the Company entered into a purchase agreement relating to certain mineral rights in and to 21 parcels of real property located in Hardin County, Illinois, and three unpatented lode mining claims located in Mohave County, Arizona.

The Company has elected April 30th as its fiscal year-end.

2. GOING CONCERN

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $218,738 at October 31, 2025, had a net loss of $97,714, and used net cash of $81,084 in operating activities for the six months ended October 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

The results for the three months ended October 31, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2025, filed with the Securities and Exchange Commission.

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

The revenue for our Poultry Farming Consultancy and API requests is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the company acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the service delivery. During the three months ended October 31, 2025, we have generated revenue from the sale of Poultry Farming Consultancy in the amount of $NIL and revenue from the sale of API requests in the amount of $NIL. The deferred income was $NIL as of October 31, 2025.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of October 31, 2025 and April 30, 2025.

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

Intangible assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	October 31, 2025	April 30, 2025
API	5	121,100	121,100
Website	3	$9,400	$9,400
Software	5	9,000	9,000
		139,500	139,500
Accumulated amortization		(35,755)	(21,178)
Net book value		$103,745	$118,322

During the three months ended October 31, 2025 and April 30, 2024, we recognized $7,288 and $14,760 in amortization expense, respectively.

The Company expects to recognize amortization expense for the capitalized website development and software costs of future years as follows:

For the fiscal year ending:	Amortization Expense

April 30, 2026	$16,958
April 30, 2027	$15,020
April 30, 2028	$15,020
April 30, 2029	$14,120
April 30, 2030	$2,203

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

4. RELATED PARTY TRANSACTIONS

There have been no related party transactions for the three months ending October 31, 2025. During the three months ended July 31, 2025, the former CEO and Director of the Company, Oleg Bilinski, advanced $14,351 and was repaid $6,816. Effective June 4, 2025, in conjunction with a change in control of the Company, Oleg Bilinski forgave $137,000 in related party loans owed to him by the Company. As a result, at July 31, 2025, the Company’s balance owed to Mr. Bilinski was $92,462.

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

There were 5,829,047 shares of common stock issued and outstanding as of October 31, 2025, and April 30, 2025, respectively.

6. COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of October 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

8. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event listed below.

Change in Control

Effective December 24, 2025, there occurred a change in control of the Company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Harpreet Sangha acquired 4,500,000 shares of the Company’s common stock (the “Control Shares”) from Wang Gang, the Company’s former control person. The Control Shares represent approximately 77.20% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Sangha for the Control Shares was $415,000.00, paid $240,000 by delivery of cash at the closing and $175,000.00 by delivery of a secured promissory note at the closing, with such note due and payable on or before the sixtieth day immediately following the closing date and secured by a pledge of the Control Shares in favor of Mr. Wang.

In conjunction with the Change-in-Control Agreement, on December 24, 2025, Wang Gang resigned as President, Chief Executive Officer, Treasurer, Secretary and Director of the Company and Harpreet Sangha was appointed as the Sole Director, President, Chief Executive Officer, Treasurer and Secretary of the Company.

Amended and Restated Articles of Incorporation

On January 13, 2026, the Company filed with the State of Wyoming an Articles of Amendment to its Articles of Incorporation in the form an Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”). The following provisions were included in the Amended and Restated Articles:

1.	Capital Stock. 500,000,000 shares of $.0001 par value common stock are now authorized; 1,000,000 shares of $.0001 par value preferred stock are now authorized. Notwithstanding the designation of the class of Series X Preferred Stock designated in the Amended and Restated Articles (see Item __ below), the designations, preferences, limitations, restrictions, and relative rights of any additional classes of preferred stock, and variations in the relative rights and preferences as between different series, shall be established by the Company’s Board of Directors.

2.	Cumulative Voting. Cumulative voting for the election of directors shall not be permitted.

3.	Preemptive Rights. No holder of any stock of the Company shall be entitled, as a matter of right, to purchase, subscribe for or otherwise acquire any new or additional shares of stock of the Company of any class, or any options or warrants to purchase, subscribe for or otherwise acquire any such new or additional shares, or any shares, bonds, notes, debentures or other securities convertible into or carrying options or warrants to purchase, subscribe for or otherwise acquire any such new or additional shares unless specifically authorized by the Board of Directors of the Company.

4.	Shareholder Voting on Corporate Actions. Notwithstanding the requirements of Wyoming law, the affirmative vote or concurrence of the holders of a majority of the outstanding shares of the Company entitled to vote thereon are required to make effective all transactions that require shareholder approval under applicable law.

5.	Indemnification of Directors, Officers, Employees, Fiduciaries and Agents.

A.	Liability for Monetary Damages. The liability of the directors of the Company for monetary damages shall be eliminated to the fullest extent permissible under Wyoming law provided, however, that (1) the liability of directors is not limited or eliminated (a) for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (b) for acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (c) for any transaction from which a director derived an improper personal benefit, (d) for acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (e) for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, (2) the liability of directors is not limited or eliminated for any act or omission occurring prior to the date when these Articles of Incorporation becomes effective, or (f) any of the acts set forth in Section 17-16-202 of the Wyoming Business Corporations Act and (3) the liability of officers is not limited or eliminated for any act or omission as an officer, notwithstanding that the officer is also a director or that his or her actions, if negligent or improper, have been ratified by the directors.

The Company shall indemnify, to the fullest extent permitted by applicable law, any person, and the estate and personal representative of any such person, against all liability and expense (including attorneys’ fees) incurred by reason of the fact that he is or was a director or officer of the Company or, while serving at the request of the Company as a director, officer, partner, trustee, employee, fiduciary, or agent of, or in any similar managerial or fiduciary position of, another domestic or foreign corporation or other individual or entity or of an employee benefit plan. The Company also shall indemnify any person who is serving or has served the Corporation as director, officer, employee, fiduciary, or agent, and that person’s estate and personal representative, to the extent and in the manner provided in any bylaw, resolution of the shareholders or directors, contract, or otherwise, so long as such provision is legally permissible.

B.	Expenses. The Company shall advance expenses in advance of the final disposition of the case to or for the benefit of a director, officer, employee, fiduciary, or agent, who is party to a proceeding such as described in the preceding paragraph A to the maximum extent permitted by applicable law.

C.	Repeal or Modification. Any repeal or modification of the foregoing paragraph by the shareholders of the Company shall not adversely affect any right or protection of a director or officer of the Company or other person entitled to indemnification existing at the time of such repeal or modification.

6.	Limitations of Liability.

A.	Limitation of Liability. Notwithstanding Wyoming law, specifically Section 17-16-202 of the Wyoming Business Corporations Act, or the provisions of these Articles of Incorporation, a director of the Company shall not be personally liable to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the Company or to its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or (iii) for any transaction from which the director derived an improper personal benefit. If the Wyoming Business Corporations Act is amended after this Article is adopted to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Company shall be eliminated or limited to the fullest extent permitted by the Wyoming Business Corporations Act, as so amended.

B.	Repeal or Modification. Any repeal or modification of the foregoing paragraph by the shareholders of the Company shall not adversely affect any right or protection of a director of the Company existing at the time of such repeal or modification.

7.	Designation of Series X Preferred Stock. One (1) share of the Company’s authorized shares of Preferred Stock, $0.0001 par value per share, is hereby designated as “Series X Preferred Stock” and having the characteristics set forth below.

A.	Fractional Shares. The Series X Preferred Stock may not be issued in fractional shares.

B.	Voting. The share of Series X Preferred Stock shall have rights in all matters requiring stockholder approval to a number of votes equal to two (2) times the sum of:

(1)	The total number of shares of Common Stock which are issued and outstanding at the time of any election or vote by the stockholders; plus

(2)	The number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights.

C.	Conversion. The Series X Preferred Stock shall possess no rights of conversion.

D.	Liquidation Rights. The Series X Preferred Stock shall possess no liquidation rights.

E.	Dividends. The Series X Preferred Stock shall possess no dividend rights.

F.	Protection Provisions. The Company shall not, without first obtaining the consent of the holder of the share of Series X Preferred Stock, alter or change the rights, preferences or privileges of the Series X Preferred Stock so as to affect adversely the holder of the share of Series X Preferred Stock.

G.	Waiver. Any of the rights, powers or preferences of the Series X Preferred Stock may be waived by the affirmative consent of the holder of the share of Series X Preferred Stock.

H.	No Other Rights or Privileges. Except as specifically set forth herein, the holder of the share of Series X Preferred Stock shall have no other rights, privileges or preferences with respect to the Series X Preferred Stock.

8.	Conflicting Interest Transactions. No contract or other transaction between the Company and one (1) or more of its directors or any other corporation, firm, association, or entity in which one (1) or more of its directors are directors or officers or are financially interested shall be either void or voided solely because of such relationship or interest, or solely because such directors are present at the meeting of the board of directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction, or solely because their votes are counted for such purpose if:

A.	The fact of such a relationship or interest is disclosed or known to the Board of Directors or committee that authorizes, approves or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes or consents of such interested directors;

B.	The fact of such relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent; or

C.	The contract or transaction is fair and reasonable to the Company. Common or interested directors may be counted in determining the presence of a quorum, as herein previously defined, at a meeting of the Board of Directors or a committee thereof that authorizes, approves, or ratifies such contract or transaction.

Issuance of Preferred Stock

In January 2026, the Company issued one (1) share of its Series X Preferred Stock (the “Series X Share”) to Harpreet Sangha, its sole officer and director and holder of the majority voting power. While Mr. Sangha held the majority voting power of the Company prior to such issuance, the Board of Directors of the Company deemed it to be in the best interests of the Company and its shareholders to assure stability and continuity during the Company’s initial stages of development to issue the Series X Share to Mr. Sangha.

Property Acquisition Agreement

In January 2026, the Company entered into a purchase agreement (the “Purchase Agreement”) relating to certain mineral rights in and to 21 parcels of real property located in Hardin County, Illinois, and three unpatented lode mining claims located in Mohave County, Arizona (collectively, the “Properties”). The purchase price for the Properties is $300,000 in cash and 2,000,000 shares of common stock of the Company, to be issued within six months of the closing date at a deemed price of $5.00 per share. The cash portion of the Purchase Price is payable, as follows: (a) $25,000 within 30 days of closing; $25,000 within 90 days of closing; $25,000 within 120 days of closing; $125,000 on the first anniversary of closing date; and $100,000 on the second anniversary of closing date. In addition, under the Purchase Agreement, the seller of the Properties retains a 2% net smelter return royalty on any commodities produced from the Properties or from the Area of Interest (defined as the area contained by the outer boundaries of the Properties) by the Company or an affiliate of the Company.

Under the Purchase Agreement, the Company is required to actively explore the Properties with a view to determining their mineral potential and the prospects for their development and future production. Minimum work requirements of the Company are $100,000 and $200,000 for 2026 and 2027, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what April occurs in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Background

The Company was incorporated under the laws of the State of Wyoming on September 20, 2021 (Incorporation). Until January 2026, the Company's primary focus lies in assisting and consulting businesses engaged in poultry farming.

Effective December 24, 2025, there occurred a change in control of the Company. On such date, Harpreet Sangha acquired 4,500,000 shares of the Company’s common stock from the Company’s former control person, and was appointed the Sole Officer and Director of the Company.

In January 2026, the Board of Directors determined to change the Company’s plan of business to consulting within the poultry farming industry to acquiring real property rights for the mining and sale of rare earth minerals. To such end, in January 2026, the Company entered into a purchase agreement relating to certain mineral rights in and to 21 parcels of real property located in Hardin County, Illinois, and three unpatented lode mining claims located in Mohave County, Arizona.

The discussion below relates to the Company’s operating results and financial position prior to the December 2025 change in control and January 2026 determination to change the Company’s plan of business. It is expected that future operating results of the Company will be significantly different than its historical operating results.

RESULTS OF OPERATIONS

Three months ended October 31, 2025 compared to October 31, 2024

Revenues

During the six months ended October 31, 2025 and 2024, we have generated total revenue of $0 and $16,041, respectively. For the three months ended October 31, 2024, the revenue was received from the sale of consulting services and API requests.

The reason for the decrease in sales for the three months ended October 31, 2025 compared to the three months ended April 30, 2025 was that the company has been sold.

Operating Expenses

Total operating expenses for the three months ended October 31, 2025 were $7,288 compared to $19,321 for the three months ended October 31, 2024. Expenses in the three months ended October 31, 2025 are accumulated deficit.

Other Income (Expenses)

Total other income for the three months ended October 31, 2025 and 2024 was $Nil and $2, respectively. The other income included interest income.

Net Losses

The net loss for the three months ended October 31, 2025, was $7,288, compared to $14,026 for the three months ended October 31, 2024, due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2025, our total assets were $113,090, which comprised of prepaid expenses of $9,345, and intangible assets of $102,745. Our total liabilities were $157,102, which comprised accounts payable of $5,668, deferred income of $NIL and a Loan Payable due to our director of $151,434.

As of April 30, 2025, our total assets were $144,297, which were comprised of prepaid expenses of $25,975 and intangible assets of $118,322. Our total liabilities at April 30, 2025, were $227,595, which were comprised of accounts payable of $396, deferred income of $5,292 and related party loans payable of $221,927.

The Company had an accumulated deficit of $218,738 as of October 31, 2025, compared to an accumulated deficit of $121,024 as of April 30, 2025, with further losses being anticipated in the development of its business for the foreseeable future.

Cash Flows

During Interim 2026, the Company used $ 151,577 of cash in operating activities due primarily to its net loss of $97,714 and change in prepaid expense and amortization expense. We had no cash flows used in or provided by investing activities during Interim 2026. Net cash flows provided by financing activities during Interim 2026 were $137,000 from net advances on related party loans.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended October 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

The Company’s sole director and officer has not adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended October 31, 2025.

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

MAG MAGNA CORP.

Date: January 27, 2026	By:	/s/ Harpreet Sangha
Harpreet Sangha, Chief Executive Officer/Director
(Principle Executive Officer), Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)

