Form 10-Q
period 2026-01-31
Mag Magna Corp
filed 2026-03-26
CIK 1949864

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56822

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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,529,047 common shares issued and outstanding as of March 26, 2026.

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

MAG MAGNA CORP

CONDENSED BALANCE SHEETS

	As of January 31, 2026 (Unaudited)	As of April 30, 2025 (Audited)

ASSETS
Current Assets
Cash	$26,400	$–
Prepaid Expense	–	25,975
Total Current Assets	26,400	25,975
Other Assets
Mining assets	1,900,000	–
Intangible Assets, net	–	118,322
Total Other Assets	1,900,000	118,322
TOTAL ASSETS	$1,926,400	$144,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$5,668	$396
Deferred Income	–	5,272
Acquisition payable	300,000	–
Loan Payable – Related Parties	195,869	221,927
Total Current Liabilities	501,537	227,595
Total Liabilities	501,537	227,595
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,829,047 and 5,829,047 shares issued and outstanding at January 31, 2026 and April 30, 2025, respectively	7,829	5,829
Additional Paid-in Capital	1,766,897	31,897
Accumulated Deficit	(349,863)	(121,024)
Total Stockholders’ Equity / (Deficit)	1,424,863	(83,298)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$1,926,400	$144,297

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended January 31, 2026	Three Months Ended January 31, 2025	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025

Revenues:
Consulting services	$–	$9,987	$–	$23,726
API Requests	–	12,307	–	19,902
TOTAL REVENUE	–	22,294	–	43,628

OPERATING EXPENSES
General and administrative expenses	131,125	26,964	228,839	73,360
TOTAL OPERATING EXPENSES	131,125	26,964	228,839	73,360

INCOME (LOSS) FROM OPERATIONS	(131,125)	(4,670)	(228,839)	(29,732)

OTHER INCOME (EXPENSE)
Interest income	–	–	–	2
TOTAL OTHER INCOME (EXPENSE)	–	–	–	2

NET INCOME (LOSS)	$(131,125)	$(4,670)	$(228,839)	$(29,730)

NET INCOME (LOSS) PER SHARE	$(0.02)	$(0.00)	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,089,917	5,829,047	5,916,004	5,829,047

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended January 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount ($)	($)	($)	($)
Balance April 30, 2025	5,829,047	5,829	31,897	(121,024)	(83,298)

Gain on forgiveness of debt – related party	–	–	137,000	–	137,000
Net loss	–	–	–	(90,425)	(90,425)
Balance July 31, 2025	–	–	168,897	(211,449)	(36,723)

Net loss	–	–	–	(7,289)	(7,289)
Balance October 31, 2025	5,829,047	5,829	168,897	(218,738)	(44,012)

Shares issued for acquisition of mining assets	2,000,000	2,000	1,598,000	–	1,600,000
Net loss	–	–	–	(131,125)	(131,125)
Balance January 31, 2026	7,829,047	7,829	1,766,897	(349,863)	1,424,863

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount ($)	($)	($)	($)
Balance April 30, 2024	5,829,047	5,829	31,897	(68,770)	(31,044)

Net loss	–	–	–	(14,026)	(14,026)
Balance July 31, 2024	–	–	31,897	(82,796)	(45,070)

Net loss	–	–	–	(11,034)	(11,034)
Balance October 31, 2024	5,829,047	5,829	31,897	(93,830)	(56,104)

Net loss	–	–	–	(4,670)	(4,670)
Balance January 31, 2025	5,829,047	5,829	31,897	(98,500)	(60,774)

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025
OPERATING ACTIVITIES:
Net income	$(228,839)	$(29,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	14,577	11,412
Impairment of intangibles	103,745	–
Changes in operating assets and liabilities:
Prepaid expense	25,975	(12,700)
Accounts payable	5,272	(11,749)
Deferred Income	(5,272)	11,549
NET CASH USED IN OPERATING ACTIVITIES	(84,542)	(31,218)

INVESTING ACTIVITIES:
Intangible Assets	–	–
NET CASH USED IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES:
Proceeds from borrowings – related party	110,942	85,347
Repayments to related party	–	(54,129)
NET CASH PROVIDED BY FINANCING ACTIVITIES	110,942	31,218

Net increase (decrease) in cash	26,400	–
Cash at beginning of period	–	–
Cash at end of period	$26,400	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Reclassification of Prepaid Expense to Intangible Assets	$–	$66,100
Acquisition of mining assets	$1,900,000	$–
Gain on forgiveness of debt – related party	$137,000	$–

The accompanying notes are an integral part of the condensed financial statements.

MAG MAGNA CORP

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

January 31, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

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

In January 2026, the Board of Directors determined to change the Company’s plan of business from consulting within the poultry farming industry to acquiring real property rights for the mining and sale of rare earth minerals. To such end, in January 2026, the Company entered into a purchase agreement relating to certain mineral rights in and to 21 parcels of real property located in Hardin County, Illinois, and three unpatented lode mining claims located in Mohave County, Arizona.

The Company has elected April 30th as its fiscal year-end.

NOTE 2 – GOING CONCERN

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $349,863 as of January 31, 2026, a net loss of $228,839 for the and used net cash of $84,542 in operating activities for the nine months ended January 31, 2026. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results for the nine months ended January 31, 2026, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2025, filed with the Securities and Exchange Commission.

Revenue

The Company records transactions in accordance with ASU 2014-09, “Revenue from Contracts with Customers” and all subsequent amendments to the ASU (collectively, “ASC 606”). In accordance with ASC 606, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract with the customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4. Allocate the transaction price. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The revenue for our Poultry Farming Consultancy and API requests is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the company acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the service delivery. During the three months ended January 31, 2026, we have generated revenue from the sale of Poultry Farming Consultancy in the amount of $0 and revenue from the sale of API requests in the amount of $0. The deferred income was $0 as of January 31, 2026.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of January 31, 2026 and April 30, 2025.

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

Intangible assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	January 31, 2026	April 30, 2025
API	5	$121,100	$121,100
Website	3	9,400	9,400
Software	5	9,000	9,000
		139,500	139,500
Accumulated amortization		(35,755)	(21,178)
Impairment		(103,745)	–
Net book value		$103,745	$118,322

During the three and nine months ended January 31, 2026, we recognized $0 and $14,755 in amortization expense, respectively.

The Company expects to recognize amortization expense for the capitalized website development and software costs of future years as follows:

For the fiscal year ending:	Amortization Expense
April 30, 2026	$16,958
April 30, 2027	$15,020
April 30, 2028	$15,020
April 30, 2029	$14,120
April 30, 2030	$2,203

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

Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

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

Segment Reporting

The Company operates as a single operating and reportable segment, developing and deploying digital avatars. Our Chief Executive Officer is our Chief Operating Decision Maker, (“CODM”) who evaluates performance and makes operating decisions about allocating resources considering our single geographical area and on a consolidated basis. Accordingly, the CODM considers the revenue and operating expenses of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these financial statements that are regularly provided to the CODM.

Recent Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

During the three months ended January 31, 2026, related parties advanced the Company a total of $44,435 to cover operating expenses. These advances have no written agreements, are non-interest bearing and due upon demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 1,000,000 authorized shares of preferred stock with a par value of $0.001 per share, of which one (1) share has been designated Series X Preferred Stock (the “Series X Preferred Stock”).

In January 2026, the Company issued one (1) share of the Series X Preferred Stock to Harpreet Sangha, its sole officer and director and holder of the majority voting power. While Mr. Sangha held the majority voting power of the Company prior to such issuance, the Board of Directors of the Company deemed it to be in the best interests of the Company and its shareholders to assure stability and continuity during the Company’s initial stages of development to issue the Series X Share to Mr. Sangha.

Common Stock

The Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended July 31, 2025, the former CEO and Director of the Company, Oleg Bilinski, forgave $137,000 of his related party loan which increased additional paid-in capital by $137,000.

During the three months ended January 31, 2026, the Company issued 2,000,000 shares of common stock for the acquisition of mining rights. The shares were valued using the closing stock price on the date of agreement of $0.80/share for a total of $1,600,000.

There were 7,829,047 and 5,829,047 shares of common stock issued and outstanding as of January 31, 2026, and April 30, 2025, respectively.

NOTE 6 – AMENDED AND RESTATED ARTICLES OF INCORPORATION

On January 13, 2026, the Company filed with the State of Wyoming an Articles of Amendment to its Articles of Incorporation in the form an Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”). The following provisions were included in the Amended and Restated Articles:

1.	Capital Stock. 500,000,000 shares of $.001 par value common stock are now authorized; 1,000,000 shares of $.001 par value preferred stock are now authorized. Notwithstanding the designation of the class of Series X Preferred Stock designated in the Amended and Restated Articles, the designations, preferences, limitations, restrictions, and relative rights of any additional classes of preferred stock, and variations in the relative rights and preferences as between different series, shall be established by the Company’s Board of Directors.

2.	Cumulative Voting. Cumulative voting for the election of directors shall not be permitted.

3.	Preemptive Rights. No holder of any stock of the Company shall be entitled, as a matter of right, to purchase, subscribe for or otherwise acquire any new or additional shares of stock of the Company of any class, or any options or warrants to purchase, subscribe for or otherwise acquire any such new or additional shares, or any shares, bonds, notes, debentures or other securities convertible into or carrying options or warrants to purchase, subscribe for or otherwise acquire any such new or additional shares unless specifically authorized by the Board of Directors of the Company.

4.	Shareholder Voting on Corporate Actions. Notwithstanding the requirements of Wyoming law, the affirmative vote or concurrence of the holders of a majority of the outstanding shares of the Company entitled to vote thereon are required to make effective all transactions that require shareholder approval under applicable law.

5.	Indemnification of Directors, Officers, Employees, Fiduciaries and Agents.

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

B.	Expenses. The Company shall advance expenses in advance of the final disposition of the case to or for the benefit of a director, officer, employee, fiduciary, or agent, who is party to a proceeding such as described in the preceding paragraph A to the maximum extent permitted by applicable law.

C.	Repeal or Modification. Any repeal or modification of the foregoing paragraph by the shareholders of the Company shall not adversely affect any right or protection of a director or officer of the Company or other person entitled to indemnification existing at the time of such repeal or modification.

6.	Limitations of Liability.

A.	Limitation of Liability. Notwithstanding Wyoming law, specifically Section 17-16-202 of the Wyoming Business Corporations Act, or the provisions of these Articles of Incorporation, a director of the Company shall not be personally liable to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the Company or to its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or (iii) for any transaction from which the director derived an improper personal benefit. If the Wyoming Business Corporations Act is amended after this Article is adopted to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Company shall be eliminated or limited to the fullest extent permitted by the Wyoming Business Corporations Act, as so amended.

B.	Repeal or Modification. Any repeal or modification of the foregoing paragraph by the shareholders of the Company shall not adversely affect any right or protection of a director of the Company existing at the time of such repeal or modification.

7.	Designation of Series X Preferred Stock. One (1) share of the Company’s authorized shares of Preferred Stock, $0.001 par value per share, is hereby designated as “Series X Preferred Stock” and having the characteristics set forth below.

A.	Fractional Shares. The Series X Preferred Stock may not be issued in fractional shares.

B.	Voting. The share of Series X Preferred Stock shall have rights in all matters requiring stockholder approval to a number of votes equal to two (2) times the sum of:

(1)	The total number of shares of Common Stock which are issued and outstanding at the time of any election or vote by the stockholders; plus

(2)	The number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights.

C.	Conversion. The Series X Preferred Stock shall possess no rights of conversion.

D.	Liquidation Rights. The Series X Preferred Stock shall possess no liquidation rights.

E.	Dividends. The Series X Preferred Stock shall possess no dividend rights.

F.	Protection Provisions. The Company shall not, without first obtaining the consent of the holder of the share of Series X Preferred Stock, alter or change the rights, preferences or privileges of the Series X Preferred Stock so as to affect adversely the holder of the share of Series X Preferred Stock.

G.	Waiver. Any of the rights, powers or preferences of the Series X Preferred Stock may be waived by the affirmative consent of the holder of the share of Series X Preferred Stock.

H.	No Other Rights or Privileges. Except as specifically set forth herein, the holder of the share of Series X Preferred Stock shall have no other rights, privileges or preferences with respect to the Series X Preferred Stock.

8.	Conflicting Interest Transactions. No contract or other transaction between the Company and one (1) or more of its directors or any other corporation, firm, association, or entity in which one (1) or more of its directors are directors or officers or are financially interested shall be either void or voided solely because of such relationship or interest, or solely because such directors are present at the meeting of the board of directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction, or solely because their votes are counted for such purpose if:

A.	The fact of such a relationship or interest is disclosed or known to the Board of Directors or committee that authorizes, approves or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes or consents of such interested directors;

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

NOTE – 7 COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – CHANGES IN CONTROL

December 24, 2025. Effective December 24, 2025, there occurred a change in control of the Company. On such date, Harpreet Sangha acquired 4,500,000 shares of the Company’s common stock from the Company’s former control person, Wang Gang, and was appointed the Sole Officer and Director of the Company.

June 4, 2025. Effective June 4, 2025, there occurred a change in control of the Company. On such date, Wang Gang acquired 4,500,000 shares of the Company’s common stock from the Company’s former control person, Oleg Bilinski, and was appointed the Sole Officer and Director of the Company.

NOTE 9 – PROPERTY ACQUISITION

In January 2026, the Company entered into a purchase agreement (the “Purchase Agreement”) relating to certain mineral rights in and to 21 parcels of real property located in Hardin County, Illinois, and three unpatented lode mining claims located in Mohave County, Arizona (collectively, the “Properties”). The purchase price for the Properties is $300,000 in cash and 2,000,000 shares of common stock of the Company. The cash portion of the Purchase Price is payable, as follows: (a) $25,000 within 30 days of closing; $25,000 within 90 days of closing; $25,000 within 120 days of closing; $125,000 on the first anniversary of closing date; and $100,000 on the second anniversary of closing date. In addition, under the Purchase Agreement, the seller of the Properties retains a 2% net smelter return royalty on any commodities produced from the Properties or from the Area of Interest (defined as the area contained by the outer boundaries of the Properties) by the Company or an affiliate of the Company.

Under the Purchase Agreement, the Company is required to actively explore the Properties with a view to determining their mineral potential and the prospects for their development and future production. Minimum work requirements of the Company are $100,000 and $200,000 for 2026 and 2027, respectively.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event listed below.

Registration Statement on Form 8-A

On February 6, 2026, the Company filed a Registration on Form 8-A, thereby registering its common stock under the Securities Exchange Act of 1934.

2026 Stock Incentive Plan

In February 2026, the Board of Directors of the Company adopted the 2026 Mag Magna Corp. Stock Incentive Plan (the “Plan”). The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of participants (Company employees, Directors and consultants) to those of the Company’s shareholders, and by providing Participants with an incentive for outstanding performance. The Plan is further intended to attract and retain the services of participants upon whose judgment, interest and special efforts the successful operation of the Company and its subsidiaries is dependent. The number of shares of Company common stock available for grant under the Plan is 10,000,000 shares.

Registration Statement on Form S-8

In February 2026, the Company filed a Registration Statement on Form S-8 (SEC File No. 333-293453) (the “S-8 Registration Statement”) with respect to the 10,000,000 shares of Company common stock available for grant under the Plan.

Consulting Agreements

Since January 31, 2026, the Company has issued a total of 7,300,000 shares of common stock to 12 third-party consultants under separate consulting agreements (the “Consulting Agreements”), pursuant to the Plan and pursuant to the S-8 Registration Statement.

Issuance of Common Stock

Since January 31, 2026, the Company has issued a total of 7,300,000 shares of common stock to 12 third-party consultants. 6,000,000 of such shares were valued at $0.10 per share, or $600,000, in the aggregate; 1,300,000 of such shares were valued at $0.077 per share, or $100,000, in the aggregate.

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

In January 2026, the Board of Directors determined to change the Company’s plan of business from consulting within the poultry farming industry to acquiring real property rights for the mining and sale of rare earth minerals. To such end, in January 2026, the Company entered into a purchase agreement relating to certain mineral rights in and to 21 parcels of real property located in Hardin County, Illinois, and three unpatented lode mining claims located in Mohave County, Arizona.

The discussion below relates to the Company’s operating results and financial position prior to the December 2025 change in control and January 2026 determination to change the Company’s plan of business. It is expected that future operating results of the Company will be significantly different than its historical operating results.

Results of Operations

Nine Months Ended January 31, 2026 (“Interim 2026”), and January 31, 2025 (“Interim 2025”).

Revenues. During Interim 2026, the Company generated no revenues, compared to revenues of $23,726 (unaudited) during Interim 2025. The revenues generated during Interim 2025 were derived from the Company’s now-abandoned plan of business.

Operating Expenses. During Interim 2026, the Company incurred operating expenses of $228,839 (unaudited), compared to operating expenses of $73,360 (unaudited) for Interim 2025.

Other Income. During Interim 2026, the Company had not items of other income or other expense, compared to $2 (unaudited) in other income for Interim 2025.

Net Loss. During Interim 2026, the Company incurred a net loss of $228,839 (unaudited), compared to a net loss of $29,730 (unaudited) for Interim 2025.

Liquidity and Capital Resources

As of January 31, 2026, the Company had $26,400 (unaudited) in cash, $499,502 (unaudited) in current liabilities and a working capital deficit of $475,137 (unaudited). As of April 30, 2025, the Company had no cash, $227,927 in current liabilities and a working capital deficit of $201,620

Cash Flows

During Interim 2026, the Company used $84,542 (unaudited) of cash in operating activities, compared to $31,218 (unaudited) of cash used in operating activities for Interim 2025.

During Interim 2026, $110,942 (unaudited) of cash was provided by financing activities, compared to $31,218 (unaudited) of cash provided in financing activities for Interim 2025.

Off-Balance Sheet Arrangements

At January 30, 2026, and at April 30, 2025, the Company had no off-balance sheet arrangements.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended January 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Securities Trading Plans of Directors and Executive Officers

The Company’s Board of Directors did not adopt or terminate a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K), during the three months ended January 31, 2026.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

_____________

*	Filed herewith.

**	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAG MAGNA CORP.

Date: March 26, 2026	By:	/s/ Jamal Khurshid
Jamal Khurshid, Chief Executive Officer

