Form 10-K
period 2026-04-30
Mag Magna Corp
filed 2026-10-07
CIK 1949864

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-56822

MAG MAGNA CORP.

(Exact name of registrant as specified in its charter)

wyoming	61-1744826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4005 West Reno Avenue, Suite F

Las Vegas, Nevada 89118

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: 702-595-2247

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.22 per share as of October 31, 2025, was approximately $520,185.

As of October 7, 2026, there were 24,294,047 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Item 1. Business

History

Mag Magna Corp. was incorporated on September 20, 2021, under the laws of the State of Wyoming. From its incorporation through December 2025, the Company’s business focused on providing consulting services to businesses engaged in poultry farming, with the specific purpose of introducing and promoting alternative methods of raising chickens without the use of antibiotics.

Effective June 4, 2025, there occurred a change in control of the Company. On such date, Wang Gang acquired 4,500,000 shares of the Company’s common stock from the Company’s former control person, Oleg Bilinski, and was appointed the Sole Officer and Director of the Company.

Effective December 24, 2025, there occurred another change in control (the December 2025 Change in Control) of the Company. On such date, Harpreet Sangha acquired 4,500,000 shares of the Company’s common stock from the Company’s former control person, Wang Gang, and was appointed the Sole Officer and Director of the Company.

Upon December 2025 Change in Control, the Company’s Board of Directors determined to pursue the acquisition and exploitation of rare earth minerals.

In January 2026, the Company entered into a purchase agreement (the “Properties Agreement”) relating to certain mineral rights in and to 21 parcels of real property located in Hardin County, Illinois, and three unpatented lode mining claims located in Mohave County, Arizona (collectively, the “Properties”).

Current Business Overview

The Company has not begun to develop the Properties, which are not considered a “mineral resource.” (See Note A below). No exploration activities have begun on the Properties. To commence exploration activities and to otherwise exploit fully the Properties, the Company will be required to obtain significant capital. If we are unable to obtain such needed capital, we will be unable to develop the Properties.

_____________

Note A: “Mineral resource” is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled. [Source: Item 1300 of Regulation S-K]

Properties

On January 19, 2026, we entered into the Properties Agreement to acquire certain mineral rights to the Hicks Dome Project and the Kingman Project. The consideration payable under the Properties Agreement consists of (a) $300,000 in cash, payable in installments through the second anniversary of closing as described below, and (b) 2,000,000 shares of our common stock. For purposes of the Properties Agreement, the 2,000,000 shares of common stock issued to the seller were assigned a "deemed price" of $5.00 per share, resulting in a contractual purchase price under the Properties Agreement of $10,300,000. The $5.00 per share figure is a deemed value negotiated by the parties for purposes of the Properties Agreement only; it does not represent the market price or the fair value of our common stock on the date of the Properties Agreement and is not used in our financial statements.

For purposes of our financial statements, we are required to measure the 2,000,000 shares of common stock issued in the acquisition at the closing market price of our common stock on January 19, 2026, the date of the Properties Agreement, of $0.80 per share. The total acquisition cost recognized in our financial statements is therefore $1,900,000, consisting of the $300,000 of cash consideration and $1,600,000 of share consideration (2,000,000 shares × $0.80), and is reflected as "Mining Assets" in our balance sheet at April 30, 2026. See Notes 5 and 10 to our financial statements.

The cash portion of the consideration is payable as follows: $25,000 within 30 days of closing (which due date has been extended by 60 days by oral agreement); $25,000 within 90 days of closing; $25,000 within 120 days of closing; $125,000 on the first anniversary of closing; and $100,000 on the second anniversary of closing. In addition, under the Properties Agreement, the seller retained a 2% net smelter return royalty on any commodities produced from the Properties or from the Area of Interest by us or any affiliate of ours. Our minimum work-program commitments are $100,000 for calendar year 2026 and $200,000 for calendar year 2027. We currently lack the capital with which to satisfy these work-program requirements.

Summary of Mineral Properties

The following summary information is provided pursuant to Item 1303(b) of Regulation S-K with respect to all of our mineral properties. We hold mineral rights in two project areas: (i) the Hicks Dome Project, located in Hardin County, Illinois, consisting of fee mineral rights in and to 21 parcels of real property; and (ii) the Kingman Project, located in Mohave County, Arizona, consisting of three (3) unpatented lode mining claims situated on lands administered by the U.S. Bureau of Land Management. We acquired all of our mineral rights pursuant to the Properties Agreement described above. Both of our mineral properties are at the exploration stage. We have not commenced exploration activities on either property and we have not declared any mineral reserves or mineral resources (as such terms are defined in Item 1300 of Regulation S-K) with respect to either property. No qualified person, as defined in Item 1300 of Regulation S-K, has prepared a technical report summary with respect to either property, and accordingly no exploration results, mineral resource estimates or mineral reserve estimates are disclosed in this Annual Report.

We consider each of the Hicks Dome Project and the Kingman Project to be material to our company, because together they constitute substantially all of our mineral property holdings and the focus of our planned business operations. We do not currently hold any mineral properties that we consider to be non-material. Individual property disclosure required by Item 1304 of Regulation S-K with respect to each of these material properties is set forth below.

All of our mineral properties are subject to a 2% net smelter return royalty in favor of the seller under the Properties Agreement on any commodities produced from the Properties or from the Area of Interest (as defined in the Properties Agreement). Other than this royalty and the minimum work-program commitments described under “Properties Agreement” above, the Properties are not subject to any material encumbrances. We do not currently hold, and have not applied for, any material federal, state or local permits required to conduct mining operations on the Properties. The Properties have not been the subject of any modern exploration program conducted by or on behalf of our company.

Individual Property Disclosures

Hicks Dome Project (Material Property).

Location, Access and Infrastructure. The Hicks Dome Project area is located in Hardin County in far southeastern Illinois, within the Illinois–Kentucky fluorspar district. It lies approximately 120 miles (190 km) southeast of St. Louis, about 160 miles (260 km) south of Indianapolis, and roughly 140 miles (225 km) north of Nashville. The dome is situated near the small town of Rosiclare, along the Ohio River, at approximately 37° 33′ North latitude and 88° 23′ West longitude (approximately 37.55° N, 88.38° W), near the community of Karbers Ridge in Hardin County, Illinois. These coordinates describe the approximate area central to the 21 parcels (the “properties”) of private mineral rights in that comprise the Hicks Dome Project which collectively cover approximately 1,334 gross acres. The properties are accessible by various state and county roads from the town of Rosiclare, Illinois. We do not currently maintain any infrastructure, buildings, fixed assets, processing facilities or sources of power or water at the property. Sources of power and water adequate to support any future mining operations will need to be identified, permitted and developed as part of any future exploration or development program. [See Figure 1 and Figure 2 below.]

STATE OF ILLINOIS

91°W
90°W
89°W
88°W
87°W
43°N
42°N
41°N
40°N
39°N
38°N
37°N
WISCONSIN
Lake Michigan
IOWA
Galena
Rockford
Quad Cities (Moline)
Chicago
90
88
88
294
Alton
57
55
Peoria
Bloomington
Illinois River
Champaign-Urbana
INDIANA
55
74
74
Springfield
Illinois
Wabash River
Decatur
East St Louis
East Louis
80
MISSOURI
24
Mississippi River
Carbondale
Cairo
KENTUCKY
N
Approximate Location of the Hicks Dome
0 25 50 75 Miles
0 40 80 120 Kilometers

Figure 1. General location of the Hicks Dome Project within the State of Illinois.

Hardin County Illinois Claims

375000 E
400000 E
N
4160000 N
4145000 N
Claim Parcel
Datum NAD 83
UTM Zone 16S
0
Scale
1 Mile

Figure 2. Some of the mineral claims (shaded shapes) over Hicks Dome within Hardin Country, Illinois.

Title, Mineral Rights and Encumbrances. We hold the mineral rights to the 21 parcels comprising the Hicks Dome Project pursuant to the Properties Agreement. The mineral rights are subject to a 2% net smelter return royalty in favor of the seller and to the minimum annual work-program commitments described under “Properties Agreement” above. We have not obtained an independent legal opinion or title report confirming the status of title to all parcels, and the validity, sufficiency and priority of our mineral rights are subject to customary risks associated with mineral title in the United States.

History. The area surrounding the Hicks Dome Project was historically the site of fluorspar mining operations conducted by third parties. We did not conduct, and were not involved in, any historical operations at the property. We make no representation as to the results, accuracy or completeness of any historical exploration or production activities conducted by third parties at or near the property.

Present Condition and Current Activities. The Hicks Dome Project is an exploration-stage property. We have not commenced any exploration activities at the property. No mineral reserves or mineral resources have been declared on the property as defined in Item 1300 of Regulation S-K. No qualified person has prepared a technical report summary, and we do not disclose any exploration results, sampling results, drill results or mineral resource or reserve estimates with respect to the property. Any future exploration program will be subject to our ability to obtain adequate capital, qualified personnel and required permits, none of which is currently in place.

Permits and Environmental Matters. We do not currently hold any material permits or governmental approvals with respect to the Hicks Dome Project. Conducting exploration, development or mining activities on the property will require a variety of federal, state and local permits and approvals, none of which has been applied for to date.

Proposed Exploration Program. To the extent we are able to obtain adequate capital, we intend to conduct a progressive phased exploration program within the various Hicks Dome Properties, subject to the retention of a qualiﬁed person as defined by S-K 1300 and continued full compliance with the requirements applicable to activity on Illinois State mining claims. We currently anticipate that our initial phase would consist of the compilation and review of available historical data relating to the historic exploration results within the area as well as geologic mapping and geochemical sampling, All geologic work is to be under the direct supervision of a qualified person and rock samples taken for geochemical analysis will be collected and analyzed by strict Quality Assurance and Control procedures, with all geochemical work conducted by a certified and independent laboratory. Any subsequent exploration will be based on available funding and the results of the initial phase. Within our Properties Agreement we have established expenditure commitments for the properties and that this time we have not yet commenced any exploration activities on the Hicks Dome Project or established a budget or timetable for this program, and any exploration will depend on our ability to raise capital and to maintain the unpatented mining claims in good standing.

Kingman Project (Material Property).

Location, Access and Infrastructure. The Kingman Rare Earth project is located at the historic Kingsman Feldspar Mine located about just outside of city boundaries of Kingman in Mohave Couty, Arizona. The area sits within the base of the east facing foothills of the Cerbat Range near its southern termination. The project is composed of three unpatented lode mining claims covering a combined 60 acres with the main historic area withing Section 26, T22N, R17W of the Kingman 7.5 min. quadrangle USGS map laying at an elevation of approximately 4200 ft. The center point of this historic portion lays at 767,190 E and 3,906,907 N (NAD 83, UTM Zone 11S). Access to the claim area can be reached via Camelback Boulevard off of Stockton Hill Road, within Kingman. Direct access is to the historic mine site is provided by the Bull Mountain Mine Road, a gravel road, that travels roughly 1400 ft up to the historic mine workings off Camelback Boulevard. [See Figure 3 and Figure 4 below.]

STATE OF ARIZONA

115°W
114°W
113°W
112°W
111°W
109°W
37°N
36°N
35°N
34°N
33°N
32°N
Nevada
Utah
Colorado
California
Grand Canyon
Winslow
Kingman
Flagstaff
40
10
80
Prescott
Sedona
CALIFORNIA
Colorado River
17
Safford
NEW MEXICO
19
80
Phoenix
Casa Grande
19
Yuma
Tucson
80
Nogales
MEXICO
N
50
100 km
0
30
60 miles
115°W
114°W
113°W
112°W
111°W
110°W
109°W

 Figure 3. General location of the Kingman Project within the State of Arizona.

Figure 4. Kingman Rare Earth Project (shaded square) near Kingman Arizona (city streets in white).

Title, Mineral Rights and Encumbrances. Our mineral rights in the Kingman Project consist of three (3) unpatented lode mining claims acquired pursuant to the Properties Agreement. Unpatented mining claims are held under the General Mining Law of 1872, which requires the payment of annual maintenance fees to the U.S. Bureau of Land Management and the timely filing of certain documents in order to maintain the claims in good standing. Failure to comply with these requirements would result in the loss of the claims. The mineral rights are subject to a 2% net smelter return royalty in favor of the seller and to the minimum annual work-program commitments described under “Properties Agreement” above. We have not obtained an independent legal opinion or title report confirming the status of title to the claims, and the validity, sufficiency and priority of our claims are subject to customary risks associated with unpatented mining claims on federal land.

History. The area covered by the Kingman Project includes the site of the historic Kingman Feldspar Mine, which was operated by third parties from approximately the 1920s through the late 1980s for the production of feldspar. We did not conduct, and were not involved in, any historical operations at the property. We make no representation as to the results, accuracy or completeness of any historical exploration or production activities conducted by third parties at or near the property.

Present Condition and Current Activities. The Kingman Project is an exploration-stage property. The property is not in production. We have not commenced any exploration activities at the property. No mineral reserves or mineral resources have been declared on the property as defined in Item 1300 of Regulation S-K. No qualified person has prepared a technical report summary, and we do not disclose any exploration results, sampling results, drill results or mineral resource or reserve estimates with respect to the property. Any future exploration program will be subject to our ability to obtain adequate capital, qualified personnel and required permits, none of which is currently in place.

Permits and Environmental Matters. We do not currently hold any material permits or governmental approvals with respect to the Kingman Project. Conducting exploration, development or mining activities on the property, including operations on federal lands administered by the U.S. Bureau of Land Management, will require a variety of federal, state and local permits and approvals, none of which has been applied for to date.

Proposed Exploration Program. To the extent we are able to obtain adequate capital, we intend to conduct a progressive phased exploration program on the Kingman Project, subject to the retention of a qualiﬁed person as defined by S-K 1300 and continued full compliance with the requirements applicable to unpatented mining claims on federal land. We currently anticipate that our initial phase would consist of the compilation and review of available historical data relating to the historic exploration results within the area as well as geologic mapping and geochemical sampling, All geologic work is to be under the direct supervision of a qualified person and rock samples taken for geochemical analysis will be collected and analyzed by strict Quality Assurance and Control procedures and with geochemical results conducted by a certified and independent laboratory. Any subsequent exploration will be based on available funding and the results of the initial phase. We have not yet commenced any exploration activities on the Kingman Project or established a budget or timetable for this program, and any exploration will depend on our ability to raise capital and to maintain the unpatented mining claims in good standing.

Internal Controls over Exploration Activities and the Estimation of Mineral Resources and Mineral Reserves

The following disclosure is provided pursuant to Item 1305 of Regulation S-K. We are an exploration-stage company. As of the date of this Annual Report, we have not commenced any exploration activities on either of the Properties, we have not engaged a qualified person (as defined in Item 1300 of Regulation S-K) to prepare a technical report summary, and we have not declared, and do not disclose in this Annual Report, any mineral resources, mineral reserves or exploration results with respect to either of the Properties. Accordingly, we have not yet generated exploration data, drilling, sampling or assay results, or mineral resource or mineral reserve estimates that would be subject to internal controls.

We have not yet adopted formal internal controls specifically governing exploration activities or the estimation of mineral resources and mineral reserves. Before we commence exploration activities, we intend to implement internal controls designed to provide reasonable assurance regarding the reliability of our exploration data and of any future mineral resource or mineral reserve estimates. We expect that these controls will include: (i) the retention of one or more qualified persons to design, supervise and review our exploration programs and to prepare any technical report summary, mineral resource estimate or mineral reserve estimate; (ii) the use of industry-standard protocols for the collection, handling, custody and documentation of geological samples, including chain-of-custody procedures; (iii) the submission of samples to independent, accredited analytical laboratories, together with the insertion of quality-assurance and quality-control samples (such as certified reference materials, blanks and duplicates) into sample streams and the review of laboratory results against those controls; (iv) the verification and validation of exploration data, including independent review of drill-hole and assay databases, before that data is used in any estimate; and (v) review and approval by the qualified person of the assumptions, methodologies and results underlying any mineral resource or mineral reserve estimate, and of the related disclosure in our filings.

Until we engage a qualified person and commence exploration activities, the foregoing controls will not be operative, and our board of directors and management will be responsible for overseeing the development and implementation of these controls. There can be no assurance that we will be able to retain a qualified person or implement these controls on a timely basis or at all.

No History of Modern Exploration

Neither of the Properties has any history of modern exploration conducted by us, any mineral reserves or mineral resources declared in accordance with Item 1300 of Regulation S-K, or any technical report summary prepared by a qualified person. We have not produced, and we do not currently produce, any rare earth elements or other commodities from the Properties.

Rare Earth Industry

Rare Earth Elements (REE) have come to form the foundation of modern technologies and industries and have become nearly irreplaceable in many circumstances. REE stand as critical inputs in the building of an array of modern technologies, including electronics, physical artificial intelligence, transportation and robotics, that are now embedded in our lives.

By economic value, neodymium-praseodymium (previously defined as “NdPr,” also referred to as “PrNd” or “didymium”) is the largest segment of the REE market. NdPr is primarily used in NdFeB permanent magnets for electric machines such as EV traction motors, wind power generators, drones, robotics, electronics and a growing list of other applications. The rapid growth of these and other end-use markets is expected to drive substantial demand growth for NdPr and NdFeB magnets in the years ahead.

The REE group includes 17 elements, primarily the 15 lanthanide elements. Lanthanum, cerium, praseodymium, neodymium and promethium are considered “light” REE (“LREE”); samarium, europium and gadolinium are often referred to as “medium” REE; while terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium are considered “heavy” REE (“HREE”). Two additional elements, yttrium and scandium, are often classified as HREE although they are not lanthanides. Depending upon the rare earth-bearing mineral, the relative abundance of light, medium and heavy REE will differ.

The aggregate global market for rare earth oxides (REO) totaled approximately 252,000 metric tons (MTs) in 2025 and is expected to grow at a compound annual growth rate (CAGR) of approximately 6.0% through 2040, according to research by Adamas Intelligence Inc.

Competition

The pricing and demand for rare earth elements on a worldwide basis is affected by numerous factors beyond our control. China is projected to continue to account for a substantial portion of global neo production in the near future. China dominates the manufacture of metals and neo magnets from rare earths, capabilities that are not currently materially present in the United States, and the Chinese Central Government regulates production via quotas and environmental standards. Over the past few years, there has been significant restructuring of the Chinese markets in line with China Central Government policy. Assuming that we reach anticipated production rates for neo magnets and other planned downstream products and subsequently become fully operational and integrated, increased competition may lead our competitors to engage in predatory pricing or other behaviors designed to inhibit our further downstream integration. Any increase in the amount of neo magnets or related products available in the market, including those exported from other nations would result in increased competition and may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.

Environmental, Health and Safety Laws and Regulations

The numerous and extensive federal, state and local environmental, health and safety laws and regulations to which the Company may be subject include the laws and regulations listed below. Violation of such laws and associated regulatory programs can result in civil, criminal and administrative penalties and substantial liability for the costs of correcting violations and remediating any environmental damage caused by the violations. Under certain statutes, private citizens may bring enforcement suits. We expect to maintain regular communication with regulatory bodies to stay updated on any changes or additional requirements.

Arizona and Illinois Regulatory Matters. Our Arizona Property is under the jurisdiction of the Federal Bureau of Land Management (BLM) and any effluent produced under the jurisdiction of the Arizona Department of Environmental Quality, while our Illinois Property is under the jurisdiction of the IDNR Office of Mines and Minerals for mining, as well as the Illinois Environmental Protection Agency and National Pollutant Discharge Elimination System (NPDES) for any waste products. The processes of permit approval is often time-consuming and may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned mining operations.

Mine Health and Safety Laws. To fully adhere to the safety standards enforced by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, we plan to develop comprehensive mine safety and health programs in connection with the commissioning of the Round Top Project’s mine if and when such commissioning occurs including, but not limited to, regular MSHA inspections and reporting protocols, mandatory MSHA training programs (Part 46/48) for all personnel, implementation of emergency response and hazard mitigation plans, and continuous monitoring of air quality, dust, noise, and other environmental health factors.

Surface Mining Control and Reclamation. We may in the future, if and when the Round Top Project is a producing mine, be subject to applicable mining controls and land reclamation requirements. These controls and requirements generally establish operational, reclamation, and closure standards for surface mining operations. It is likely that we will need to meet comprehensive environmental protection and reclamation standards during the course of, and upon completion of, mining activities, and any failure to meet such standards may subject us to fines, penalties, or other sanctions.

Endangered Species Act. The Endangered Species Act (“ESA”) and comparable state statutes regulate activities that could have an adverse effect on threatened and endangered species, including the habitat and ecosystems upon which they depend. Compliance with ESA requirements can significantly delay, limit, or even prevent the development of projects, including the development of mining claims, and can also result in increased development costs. In addition, the ESA authorizes both civil and criminal penalties for ESA violations and authorizes citizen suits against any person alleged to be in violation of the ESA.

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) require agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed federal action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The United States Environmental Protection Agency (the “EPA”), other agencies, and any interested third parties may review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

Clean Water Act. The Clean Water Act (“CWA”) and comparable state statutes impose restrictions and controls on the discharge of pollutants into waters of the United States (or state waters under state laws). The CWA can regulate storm water from mining facilities and require a storm water discharge permit for certain activities. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. CWA regulations and controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future.

Safe Drinking Water Act. The Safe Drinking Water Act and comparable state statutes, the Underground Injection Control program, and related state-administered programs regulate the drilling and operation of subsurface injection wells.

Clean Air Act. The Clean Air Act (“CAA”) and comparable state statutes govern the emission of air pollutants from many stationary and mobile sources, including mining, beneficiation, and processing activities. Our operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources, such as trucks and heavy construction equipment, that are subject to review, monitoring, control requirements and emission limits under the CAA and state air quality laws. New sources, equipment or process enhancements, including with respect to the growth of our operations and Stage II optimization projects, may require additional permits, and existing sources may be required to incur capital costs to remain in compliance. In addition, permitting rules and issued permits or licenses may impose conditions or other limitations on production levels or result in additional capital or other expenditures to comply with such rules or permits.

Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”). CERCLA and comparable state laws impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites, regardless of the lawfulness of the original activities that led to the contamination. Moreover, current owners or operators of sites can be held liable for contamination caused by others, including former owners or operators, even if the current owners or operators did not contribute to the contamination. CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such actions.

Resource Conservation and Recovery Act (“RCRA”). RCRA and comparable state statutes govern the generation and disposal of solid waste and hazardous waste. Although certain mining, beneficiation, and mineral processing wastes currently are exempt from regulation as hazardous wastes under RCRA, EPA has limited the disposal options for certain wastes designated as hazardous wastes under RCRA. It is possible that wastes generated by our operations may in the future be designated as hazardous wastes and may therefore become subject to more rigorous and costly management, disposal, and clean-up requirements.

Atomic Energy Act. The Nuclear Regulatory Commission (“NRC”), pursuant to its authority under the Atomic Energy Act of 1954, as amended, oversees the regulatory framework governing the control of radioactive materials, including beneficiation and processing of rare earths that contain radioactive source materials such as uranium and thorium. The NRC is responsible for issuing licenses that govern the handling of source material involving certain concentrations of radioactive material. Our operations, once the Properties begin mining operations, including waste generation, may be subject to NRC regulations in order to receive title to, possess, use, transfer, deliver or export source and byproduct materials.

Workers’ Compensation Laws. Workers’ compensation laws in the states in which we operate govern our compensation of employees for work-related injuries. Agencies in those states consider changes in workers’ compensation laws from time to time. Our costs will vary based on the number and severity of accidents that may occur at our facilities and our costs of addressing these claims. We are insured under various workers’ compensation programs for our operations at our facilities.

Employees

We currently conduct our operations through the efforts of our three executive officers. Once we commence development of the Properties, we expect that we will hire a significant number of employees over time.

Available Information

We expect to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by our company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including our company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. We also provide a link on our website to our reports, amendments thereto and other information, free of charge. The link can be accessed at www.magmagnacorp.com, at the “Investors” tab. Our corporate offices are located at 4005 West Reno Avenue, Suite F, Las Vegas, Nevada 89118. Our telephone number is (702) 595-2247.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

As an early-stage company, our information technology footprint consists of commercially available cloud-based electronic mail and document storage, personal computers used by our officers and off-the-shelf accounting software. We do not develop, host or operate any proprietary information technology system; we do not maintain network infrastructure; and we do not collect, process or store personal information of consumers, payment card data, protected health information or other categories of sensitive information.

Given the limited scope of our operations and of our information technology systems, we have not established a formal program, or formal written policies or procedures, for assessing, identifying and managing material risks from cybersecurity threats. We have not integrated any such processes into a broader enterprise risk management system because we have not established one. We do not engage any assessor, consultant, auditor or other third party in connection with the assessment, identification or management of risks from cybersecurity threats.

Substantially all of the information relating to our business is held by third-party service providers, including, without limitation, our transfer agent, EDGAR filing agent, outside accountants, legal counsel and financial institutions. We do not have processes to oversee or identify risks from cybersecurity threats associated with our use of those providers, and we do not audit, assess or monitor their information security practices.

As of the date of this Annual Report, we have not experienced a cybersecurity incident. Risks from cybersecurity threats, including as a result of any previous cybersecurity incident, have not materially affected, and are not reasonably likely to materially affect, our company, including our business strategies, results of operations or financial condition. Such assessment reflects the limited scope of our current operations; such assessment may change when we expand our operations and, at such time, we would expect our Board of Directors and management to adopt processes appropriate to the business then conducted.

Governance

Our Board of Directors is responsible for the oversight of risks from cybersecurity threats as part of its general oversight of our company’s risks. The Board of Directors has not established, and has not delegated to any committee, responsibility for the oversight of cybersecurity risk and has not adopted a process by which it is informed about such risks on a recurring basis.

Jamal Khurshid, our Chief Executive Officer, is responsible for assessing and managing material risks from cybersecurity threats. Mr. Khurshid has no professional expertise or certification in information security and we do not employ any person whose responsibilities include information security. We would expect to become aware of an incident through notice from a service provider or financial institution or through observation in the ordinary course of administering our company’s accounts. Any such matter would be reported to the board promptly upon discovery.

Item 2. Properties

Information relating to properties owned by our company is set forth in Item 1. Business and incorporated by reference in this Item 2.

Our principal executive offices are located at 4005 West Reno Avenue, Suite F, Las Vegas, Nevada 89118. Our leased premises are shared and are utilized for corporate business offices. Our Nevada premises are subject to a month-to-month lease agreement.

We believe that our current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

Item 3. Legal Proceedings

Our company is not currently involved in any legal proceedings.

Item 4. Mine Safety Disclosures

Because we have not yet commenced mining operations, we are not required to provide information under this Item 4.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTCID tier of the OTC Markets, Inc. under the symbol “MGNC.” Our Common Stock has been thinly traded and there can be no assurance that a liquid market for our Common Stock will ever develop. Trading in our Common Stock started in October 2025. Since such time, the closing prices of our Common Stock have ranged from $0.0502 to $13.90.

As of October 6, 2026, the closing sale price of our Common Stock was $0.55 per share. As of the date of this Annual Report, we had approximately 59 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies. The transfer agent of our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598.

As of October 7, 2026, there were approximately 59 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of October 7, 2026, there were 24,294,047 shares of common stock outstanding on record.

Dividends

We have not declared or paid any dividends on our common stock since our inception and do not anticipate paying dividends for the foreseeable future. The payment of dividends is subject to the discretion of our board of directors and depends, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our board of directors, based upon the board’s assessment of our financial condition and performance, earnings, need for funds, capital requirements, prior claims of preferred stock to the extent issued and outstanding, and other factors, including income tax consequences, restrictions and applicable laws. There can be no assurance, therefore, that any dividends on our common stock will ever be paid.

Equity Compensation Plan Information

2026 Stock Incentive Plan. In February 2026, the Board of Directors of the Company adopted the 2026 Mag Magna Corp. Stock Incentive Plan (the “Plan”). The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of participants (Company employees, Directors and consultants) to those of the Company’s shareholders, and by providing Participants with an incentive for outstanding performance. The Plan is further intended to attract and retain the services of participants upon whose judgment, interest and special efforts the successful operation of the Company and its subsidiaries is dependent. The number of shares of Company common stock available for grant under the Plan is 10,000,000 shares.

Registration Statement on Form S-8. In February 2026, the Company filed a Registration Statement on Form S-8 (SEC File No. 333-293453) with respect to the 10,000,000 shares of Company common stock available for grant under the Plan and has, since such date, issued a total of 10,000,000 shares under the Plan to third-party consultants. Those 10,000,000 shares, together with 1,350,000 shares issued to consultants in the unregistered transactions described below, comprise the 11,350,000 shares reflected as stock-based compensation in our financial statements for the year ended April 30, 2026.

Recent Sales of Unregistered Securities

Preferred Stock

In January 2026, the Company issued one (1) share of Series X Preferred Stock to Harpreet Sangha, the Company’s Chairman of the Board. This share of Series X Preferred Stock has voting rights representing 66.67% of the combined voting power of the C0mpany. This share of Series X Preferred Stock was issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

Common Stock

In February 2026, the Company issued a total of 2,000,000 shares of Company Common Stock to American Lithium Minerals, LLC (1,000,000 shares) and Searchlight Strategic Resources, LLC (1,000,000 shares) pursuant to a Properties Agreement, in consideration of mineral rights in and to certain parcels of real property located in Hardin County, Illinois, and three unpatented lode mining claims located in Mohave County, Arizona. These shares of Company Common Stock were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In February 2026, the Company issued 15,000 shares of Company Common Stock to Monroe Street Capital Partners, LP, as a commitment fee under an Equity Purchase Agreement. These shares of Company Common Stock were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In March 2026, the Company issued 400,000 shares of Company Common Stock to Colonial Consultants, LLC in consideration of consulting services. These shares of Company Common Stock were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In April 2026, the Company issued 200,000 shares of Company Common Stock to 558396 BC Ltd. in consideration of consulting services. These shares of Company Common Stock were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In April 2026, the Company issued 500,000 shares of Company Common Stock to Outside the Box Capital Inc. in consideration of consulting services. These shares of Company Common Stock were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In April 2026, the Company issued 250,000 shares of Company Common Stock to Jennifer Cooney in consideration of consulting services. These shares of Company Common Stock were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In April 2026, the Company issued 30,000 shares of Company Common Stock to Silvercrest Hybrid Capital LLC as a commitment fee. These shares of Company Common Stock were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In May 2026, the Company issued 20,000 shares of Company Common Stock to GW Capital Investments LLC as a commitment fee. These shares of Company Common Stock were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In May 2026, the Company issued 1,050,000 shares of Company Common Stock to Real Path Inc. in consideration of consulting services. These shares of Company Common Stock were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In May 2026, the Company issued 1,050,000 shares of Company Common Stock to Maurice Haber in consideration of consulting services. These shares of Company Common Stock were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In May 2026, the Company issued 1,050,000 shares of Company Common Stock to Quarum Holdings LLC in consideration of consulting services. These shares of Company Common Stock were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

Convertible Promissory Notes

In February 2026, the Company issued a convertible promissory note in the principal amount of $91,292.40 to Monroe Street Capital Partners, LP. The note is due in February 2027, has an interest rate of 8% per annum and is convertible into Company Common Stock at a conversion price equal to the lower of (a) $1.50 or (b) a discount of 40% of the lowest trading price in the 20 trading days immediately preceding the applicable date of conversion.

In February 2026, the Company issued a convertible promissory note in the principal amount of $91,292.40 to Lambda Ventures, LLC. The note is due in February 2027, has an interest rate of 8% per annum and is convertible into Company Common Stock at a conversion price equal to the lower of (a) $1.50 or (b) a discount of 40% of the lowest trading price in the 20 trading days immediately preceding the applicable date of conversion.

In April 2026, the Company issued a convertible promissory note in the principal amount of $170,000.00 to CFI Capital, LLC. The note is due in April 2027, has an interest rate of 6% per annum and is convertible into Company Common Stock at a conversion price equal to a discount of 40% of the lowest trading price in the 20 trading days immediately preceding the applicable date of conversion.

In April 2026, the Company issued a convertible promissory note in the principal amount of $170,000.00 to Silvercrest Hybrid Capital LLC. The note is due in April 2027, has an interest rate of 12% per annum and is convertible into Company Common Stock at a conversion price equal to a discount of 40% of the lowest trading price in the 20 trading days immediately preceding the applicable date of conversion.

In May 2026, the Company issued a convertible promissory note in the principal amount of $123,333.33 to GW Capital Investments LLC. The note is due in May 2027, has an interest rate of 12% per annum and is convertible into Company Common Stock at a conversion price equal to a discount of 40% of the lowest trading price in the 20 trading days immediately preceding the applicable date of conversion.

The issuances of the foregoing convertible promissory notes were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

Warrants

In February 2026, the Company issued a warrant to purchase 40,575 shares of Company Common Stock to Monroe Street Capital Partners, LP, in connection with a loan transaction, which warrant has an exercise period of five years at an initial exercise price of $2.25 per share. This warrant was issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In February 2026, the Company issued a warrant to purchase 40,575 shares of Company Common Stock to Lambda Ventures, LLC, in connection with a loan transaction, which warrant has an exercise period of five years at an initial exercise price of $2.25 per share. This warrant was issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act.

In connection with the above security issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act. In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Section 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act. No general solicitation or advertising was used in connection with the sales.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements and related notes appearing in this Annual Report, beginning on page F-1.

Our actual results may differ materially from those anticipated in the following discussion, as a result of a variety of risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements.” We assume no obligation to update any of the forward-looking statements included herein.

Background

The Company was incorporated under the laws of the State of Wyoming on September 20, 2021. Until January 2026, the Company’s primary business focus was in assisting and consulting businesses engaged in poultry farming.

Effective June 4, 2025, there occurred a change in control of the Company, on which date Wang Gang acquired 4,500,000 shares of the Company’s common stock from Oleg Bilinski, the Company’s then control person, and was appointed the sole officer and director of the Company. Effective December 24, 2025, there occurred a second change in control of the Company. On such date, Harpreet Sangha acquired 4,500,000 shares of the Company’s common stock from the Company’s former control person and was appointed the Sole Officer and Director of the Company.

In January 2026, the Board of Directors determined to change the Company’s plan of business from consulting within the poultry farming industry to acquiring real property rights for the mining and sale of rare earth minerals. To such end, in January 2026, the Company entered into the Properties Agreement relating to certain mineral rights in and to 21 parcels of real property located in Hardin County, Illinois, and three unpatented lode mining claims located in Mohave County, Arizona (the Properties).

The discussion below includes the Company’s operating results and financial position prior to the December 2025 change in control and January 2026 determination to change the Company’s plan of business. It is expected that future operating results of the Company will be significantly different than its historical operating results.

Results of Operations

Year Ended April 30, 2026 (“Fiscal 2026”), Compared to Year Ended April 30, 2025 (“Fiscal 2025”).

Revenues. For Fiscal 2026 and Fiscal 2025, we reported no revenues from continuing operations. The poultry-farming consulting and API-subscription activities from which we previously derived revenue were discontinued in connection with the December 2025 change in control and are presented as discontinued operations for both periods; revenue of $49,905 (comprised of $23,726 from poultry-farming consulting services and $26,179 from API requests) reported within discontinued operations for Fiscal 2025 declined to $0 for Fiscal 2026. All of our future revenues, if any, are expected to be derived from our mining and related operations.

Operating Expenses. Total operating expenses for Fiscal 2026 were $13,671,454, which were comprised of $355,174 in general and administrative expenses and $13,316,280 in stock-based compensation. The significant level of stock-based compensation relates primarily to the issuance of a total of 11,350,000 shares of our common stock to third-party consultants, including to our legal counsel for legal services, as we did not possess adequate cash to retain such consultants.

In future periods, we expect our operating expenses to increase significantly, as we further develop our mining opportunities. However, due to our current lack of operating and growth capital, we are unable to predict the timing and amount of increases in our future operating expenses. It is possible that we could issue shares of our common stock in payment of needed services, as we did during Fiscal 2026. However, we have made no determination in this regard.

For Fiscal 2025, total operating expenses from continuing operations were $47,535, which were comprised entirely of general and administrative expenses.

Other Income/Expense. For Fiscal 2026, we reported total other expense of $901,846, which was comprised of $89,725 in interest expense and $812,121 in loss of fair value of derivatives. For Fiscal 2025, we reported $2 in other income, all of which was interest income. Due to the fact that, during Fiscal 2026, we issued promissory notes that are convertible into shares of our common stock, it can be expected that our other income/expense results for future periods will fluctuate.

Discontinued Operations. As part of the change in control effective on December 24, 2025, the prior operation pertaining to the Poultry Farming Consultancy and the Subscription Plan for API services have been discontinued. These operations were considered to no longer be congruent with the Company’s new management team nor with the operations going forward. The cessation of these revenues and the disposal of the associated assets represents a strategic shift that has certain effects on the Company’s operations and financial results. Accordingly, the results of those operations have been classified as discontinued operations in the accompanying consolidated statements of operations for the periods presented, in accordance with ASC 205-20.

Results of discontinued operations for the years ended April 30, 2026 and 2025 are as follows:

	April 30, 2026	April 30, 2025
Revenue
Consulting services	$–	$23,726
API Requests	–	26,179
Total Revenues	–	49,905

Operating Expenses
General and administrative	14,577	54,626

Other Expenses
Loss on write-off of assets	(129,720)	–

Income (Loss) from discontinued operations	$(144,297)	$4,721

Net Loss. For Fiscal 2026, we reported a net loss of $14,717,597, or $(1.87) per share (basic and diluted), compared to a net loss for Fiscal 2025 of $52,254, or $(0.01) per share (basic and diluted).

We expect that we will report net losses at least until such time as our planned mining operations, the timing of which cannot be predicted, inasmuch as we currently lack capital with which to commence such operations.

Liquidity and Capital Resources

As of the date of this Annual Report, we lack the capital necessary to satisfy our minimum work-program commitments under the Properties Agreement, to fund the cash installments due under the Properties Agreement and to fund our general working capital requirements. We expect to continue to incur losses and negative cash flow from operations for the foreseeable future. We will need to raise additional capital through the issuance of Put Shares to Monroe Street under the Purchase Agreement and from other equity or debt financings, and there is no assurance that any such capital will be available on acceptable terms, or at all.

Working Capital and Cash Position. As of April 30, 2026, we had cash and cash equivalents of $158,325, total current assets of $158,325, total current liabilities of $1,788,937 and a working capital deficit of $1,630,612. Total current liabilities at April 30, 2026, consisted of accounts payable of $3,494, $275,000 of acquisition payable owed under the Properties Agreement, $493,581 of convertible notes payable (net of discounts), $199,469 of related-party loans, $812,121 of derivative liability and $5,272 of liabilities of discontinued operations. As of April 30, 2025, we had no cash, total current assets of $144,297 (consisting entirely of assets of discontinued operations), total current liabilities of $227,595 and a working capital deficit of $83,298.

The increase in the working capital deficit from April 30, 2025, to April 30, 2026, of $1,547,314 is primarily attributable to (a) the addition of the $275,000 acquisition payable under the Properties Agreement, (b) the addition of the $812,121 derivative liability associated with our having issued convertible instruments, (c) the addition of $493,581 of notes payable, (d) the write-off of the $144,297 of assets of discontinued operations and (e) a $3,098 increase in accounts payable and accrued expenses, partially offset by a $158,325 increase in cash and a $22,458 decrease in related-party loan balances (net of advances and repayments).

Sources of Capital.

Equity Purchase Agreement. On February 25, 2026, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Monroe Street Capital Partners, LP, a Delaware limited partnership (“Monroe Street”), under which Monroe Street is committed to purchase up to $30 million of our common stock. Pursuant to the Purchase Agreement, we have the right, in our sole discretion, subject to the conditions and limitations contained therein, to direct Monroe Street, by delivery of a put notice to Monroe Street specifying the number of shares of common stock to be purchased by Monroe Street. Each put is subject to a minimum of $25,000. More details regarding the Purchase Agreement are described in our Current Report on Form 8-K filed on March 9, 2026.

We are required to file a Registration Statement on Form S-1 with respect to the resale of the shares of common stock to be purchased from us by Monroe Street.

There is no assurance that we will sell any shares under the Purchase Agreement to Monroe Street, which circumstance would cause our company difficulties in exploiting our mining opportunities.

Convertible Promissory Notes. At April 30, 2025, we had no outstanding convertible promissory notes. However, during the second half of Fiscal 2026, we issued four convertible promissory notes to obtain needed operating capital. First, in February 2026, we issued (a) to Monroe Street a convertible promissory note (the “Monroe Note”) in the principal amount of $91,292.40 for cash proceeds of $85,530.00 (reflecting $6,762.40 original issue discount) and (b) to Lambda Ventures, LLC (“Lambda Ventures”), a convertible promissory note (the “Lambda Note”) in the principal amount of $91,292.40 for cash proceeds of $85,530.00 (reflecting $6,762.40 original issue discount).

Material terms of the Monroe Note and the Lambda Note (collectively, the “Notes”) include:

Maturity and Interest

Each Note matures 12 months from its issue date and bears interest at 8% per annum. The first 12 months of interest ($7,303.39 per Note) is guaranteed and fully earned in full as of the issue date (non-refundable even if repaid or converted early).

Conversion Rights

Convertible at the holder’s option at any time into shares of the Company’s Common Stock at a conversion price equal to the lesser of (a) $1.50 (subject to adjustment for any stock dividend, stock split, stock combination, rights offerings, reclassifications, etc.) or (B) 60% of the lowest traded price of the Common Stock on any Trading Day 20 Trading Days prior to the conversion date (subject to adjustments for stock dividends, splits, combinations, reclassifications, etc.). If the calculated conversion price would be below par value, the holder may elect par value and add “Additional Principal” to the conversion amount to maintain equivalent shares. Each conversion deducts a $1,750 holder fee from the amount converted. Conversion is subject to a 4.99% beneficial ownership limitation (calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, including attribution and group rules).

Prepayment

Optional prepayment prior to default on three Trading Days’ prior written notice at 118% of outstanding principal and accrued interest. The holder may override prepayment by converting during the notice period. Failure to pay the prepayment amount forfeits the Company’s future prepayment rights.

Events of Default and Remedies Includes customary events (non-payment, conversion failures, covenant breaches, bankruptcy, cross-defaults, reporting failures, delisting, Rule 144 unavailability, etc.). Upon default, the Notes accelerate to 150% of principal + accrued interest (the “Default Amount”). The holder may convert the Default Amount post-maturity.

Reserved Shares

With respect to each Note, the Company must reserve the greater of 2,000,000 shares or four times the number of shares issuable on full conversion at the then-current price. Failure to maintain the reserved amount is an Event of Default.

Covenants and Restrictions

Without holder consent (not unreasonably withheld), the Company may not: pay dividends/distributions (except certain stock dividends or approved shareholders’ rights plans), repurchase/redeem stock or repay pari passu/subordinated debt, sell significant assets outside ordinary course, make affiliate loans/advances (limited exceptions), enter Variable Rate Transactions, Prohibited Transactions (e.g., merchant cash advances, receivable sales), or Section 3(a)(10) transactions (25% liquidated damages, minimum $25,000 if breached).

Other Material Provisions

Unsecured ranking; most-favored-nation protection (better future terms apply to the Notes); use of proceeds restricted to general working capital (no officer/affiliate repayments, prior debt repayment, etc.); arbitration in Florida under Florida law.

In addition, in April 2026, we issued to CFI Capital, LLC (“CFI Capital”) a 6% convertible redeemable convertible note (the “CFI Capital Note”) in the principal amount of $170,000.00 for cash proceeds of $153,000.00 (reflecting $17,000.00 original issue discount).

Material terms of the CFI Capital Note include:

Maturity and Interest

The CFI Capital Note matures 12 months from its issue date and bears interest at 6% per annum.

Conversion Rights

Convertible at the holder’s option at any time after the six-month anniversary of the CFI Capital Note into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock on any trading day during the 20 trading days prior to the conversion date (subject to adjustments for stock dividends, splits, combinations, reclassifications, etc.). Conversion is subject to a 4.99% beneficial ownership limitation (calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, including attribution and group rules).

Prepayment

Optional prepayment prior to default on three days’ prior written notice, as follows:

Prepay Date	Prepay Amount
≤ 30 days	105% of principal plus accrued interest
30- 59 days	110% of principal plus accrued interest
60-89 days	115% of principal plus accrued interest
90-119 days	120% of principal plus accrued interest
120-149 days	130% of principal plus accrued interest
150-180 days	140% of principal plus accrued interest

Failure to pay the prepayment amount forfeits the Company’s future prepayment rights.

Events of Default and Remedies

Includes customary events (non-payment, conversion failures, covenant breaches, bankruptcy, cross-defaults, reporting failures, delisting, Rule 144 unavailability, etc.). Upon default, the conversion price under the CFI Capital Note drops to 45% of the lowest traded price of the Company’s common stock on any trading day during the 20 trading days prior to the conversion date. The holder may convert the Default Amount post-maturity.

Reserved Shares

With respect to each Note, the Company must reserve the greater of 2,083,333 shares or four times the number of shares issuable on full conversion at the then-current price. Failure to maintain the reserved amount is an Event of Default.

Other Material Provisions

On the occurrence of a Sale Event, CFI Capital may request the redemption of the CFI Capital Note in cash for the applicable prepayment price, or at the election of the CFI Capital, it may convert the unpaid principal amount of the CFI Capital Note (together with the amount of accrued but unpaid interest) into shares of Company common stock immediately prior to such Sale Event at the then applicable conversion price; Arbitration in Florida under Florida law.

Also in April 2026, we issued to Silvercrest Hybrid Capital LLC (“Silvercrest”) a 12% convertible redeemable convertible note (the “Silvercrest Note”) in the principal amount of $170,000.00 for cash proceeds of $153,000.00 (reflecting $17,000.00 original issue discount).

Material terms of the Silvercrest Note include:

Maturity and Interest

The Silvercrest Note matures 12 months from its issue date and bears interest at 12% per annum.

Conversion Rights

Convertible at the holder’s option at any time after the six-month anniversary of the Silvercrest Note into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock on any trading day during the 20 trading days prior to the conversion date (subject to adjustments for stock dividends, splits, combinations, reclassifications, etc.). Conversion is subject to a 4.99% beneficial ownership limitation (calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, including attribution and group rules).

Prepayment

Optional prepayment prior to default on three days’ prior written notice, as follows:

Prepay Date	Prepay Amount
≤ 30 days	105% of principal plus accrued interest
30- 59 days	110% of principal plus accrued interest
60-89 days	115% of principal plus accrued interest
90-119 days	120% of principal plus accrued interest
120-149 days	130% of principal plus accrued interest
150-180 days	140% of principal plus accrued interest

Failure to pay the prepayment amount forfeits the Company’s future prepayment rights.

Events of Default and Remedies

Includes customary events (non-payment, conversion failures, covenant breaches, bankruptcy, cross-defaults, reporting failures, delisting, Rule 144 unavailability, etc.). Upon default, the conversion price under the Silvercrest Note drops to 45% of the lowest traded price of the Company’s common stock on any trading day during the 20 trading days prior to the conversion date. The holder may convert the Default Amount post-maturity.

Reserved Shares

With respect to each Note, the Company must reserve the greater of 2,023,810 shares or four times the number of shares issuable on full conversion at the then-current price. Failure to maintain the reserved amount is an Event of Default.

Other Material Provisions

On the occurrence of a Sale Event, Silvercrest may request the redemption of the Silvercrest Note in cash for 150% of the principal amount plus accrued interests or, at the election of the Silvercrest, it may convert the unpaid principal amount of the Silvercrest Note (together with the amount of accrued but unpaid interest) into shares of Company common stock immediately prior to such Sale Event at the then applicable conversion price; Nevada law governs, with all actions required to be brought in Washoe County or Clark County, Nevada.

Further, subsequent to April 30, 2026, in May 2026, we issued to GW Capital Investments, LLC (“GW Capital”) a 12% convertible redeemable convertible note (the “GW Capital Note”) in the principal amount of $123,333.33 for cash proceeds of $111,000.00 (reflecting $12,333.33 original issue discount).

Material terms of the GW Capital Note include:

Maturity and Interest

The GW Capital Note matures 12 months from its issue date and bears interest at 12% per annum.

Conversion Rights

Convertible at the holder’s option at any time after the six-month anniversary of the GW Capital Note into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded price of the Company’s common stock on any trading day during the 20 trading days prior to the conversion date (subject to adjustments for stock dividends, splits, combinations, reclassifications, etc.). Conversion is subject to a 4.99% beneficial ownership limitation (calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, including attribution and group rules).

Prepayment

Optional prepayment prior to default on three days’ prior written notice, as follows:

Prepay Date	Prepay Amount
≤ 30 days	105% of principal plus accrued interest
30- 59 days	110% of principal plus accrued interest
60-89 days	115% of principal plus accrued interest
90-119 days	120% of principal plus accrued interest
120-149 days	130% of principal plus accrued interest
150-180 days	140% of principal plus accrued interest

Failure to pay the prepayment amount forfeits the Company’s future prepayment rights.

Events of Default and Remedies

Includes customary events (non-payment, conversion failures, covenant breaches, bankruptcy, cross-defaults, reporting failures, delisting, Rule 144 unavailability, etc.). Upon default, the conversion price under the Silvercrest Note drops to 45% of the lowest traded price of the Company’s common stock on any trading day during the 20 trading days prior to the conversion date. The holder may convert the Default Amount post-maturity.

Reserved Shares

With respect to each Note, the Company must reserve the greater of 1,447,574 shares or four times the number of shares issuable on full conversion at the then-current price. Failure to maintain the reserved amount is an Event of Default.

Other Material Provisions

On the occurrence of a Sale Event, GW Capital may request the redemption of the GW Capital Note in cash for 150% of the principal amount plus accrued interests or, at the election of the GW Capital, it may convert the unpaid principal amount of the GW Capital Note (together with the amount of accrued but unpaid interest) into shares of Company common stock immediately prior to such Sale Event at the then applicable conversion price; Nevada law governs, with all actions required to be brought in Washoe County or Clark County, Nevada.

Cash Flows.

Cash Flows from Operating Activities. For Fiscal 2026, net cash used in operating activities was $306,742, compared to $59,584 for Fiscal 2025. The increase in cash used in operating activities was primarily attributable to higher professional, legal and consulting expenses incurred in connection with the change in control, change in business plan, Properties acquisition and preparation of our filings with the SEC, partially offset by changes in working capital components, including (a) an increase in accounts payable and accrued expenses of $3,098 and (b) an increase in accounts payable and accrued expenses – related parties of $48,035. Net cash used in operating activities for Fiscal 2026 also reflects the add-back of non-cash charges, principally $13,316,280 of stock issued for services, $812,121 of change in the fair value of derivative liabilities, $45,021 of amortization of debt discount and $42,003 of shares issued with debt. Because we have no current revenue-generating operations, we expect cash used in operating activities to continue to be funded by capital raised through the Purchase Agreement, , convertible note financings, related-party advances and other financings, until we are able to commence exploration and any future production activities.

Cash Flows from Investing Activities. For Fiscal 2026, net cash used in investing activities was $50,000, consisting of a $25,000 investment in an unrelated business entity and a $25,000 installment payment on the acquisition payable under the Properties Agreement. The acquisition of the Properties on January 19, 2026 was a primarily non-cash transaction at the closing date, recorded as $1,900,000 of mining assets, with consideration consisting of $300,000 of acquisition payable (cash to be paid in installments over the two years following closing) and 2,000,000 shares of common stock issued and valued at $1,600,000. Future cash outflows for investing activities are expected to include the scheduled installment payments under the Properties Agreement ($175,000 in calendar 2026 and $100,000 in calendar 2027, subject to certain extensions) and any exploration expenditures we are able to fund.

Cash Flows from Financing Activities. For Fiscal 2026, net cash provided by financing activities was $515,067, consisting of $448,560 of proceeds from the issuance of convertible notes payable and $66,507 of proceeds from the issuance of convertible notes payable to related parties. For Fiscal 2025, net cash provided by financing activities was $116,558, consisting of $170,707 of proceeds from related-party notes payable, partially offset by $54,149 of principal repayments on related-party notes payable. Related-party loan balances were also affected by the June 4, 2025, forgiveness by our former Chief Executive Officer, Oleg Bilinski, of $137,000 of related-party loans, which was a non-cash transaction recorded as an increase to additional paid-in capital. We received no cash proceeds from sales of our common stock during either period presented: the 2,000,000 shares issued during Fiscal 2026 were issued as consideration for the Properties acquisition, the 11,350,000 shares issued during Fiscal 2026 were issued to consultants for services rendered, and the 45,000 shares issued during Fiscal 2026 were issued in connection with convertible note financings. We have not delivered any Put Notice under the Purchase Agreement.

Material Cash Requirements. Our material cash requirements over the next twelve months consist of (i) the cash installments remaining unpaid under the Properties Agreement, of which $25,000 was paid during Fiscal 2026 and $275,000 remained outstanding at April 30, 2026 ($25,000 within 90 days of closing; $25,000 within 120 days of closing; $125,000 on the first anniversary of closing; and $100,000 on the second anniversary of closing, in each case subject to extension); (ii) minimum work-program commitments of $100,000 for 2026 and $200,000 for 2027; (iii) recurring legal, audit and other professional fees associated with being a public reporting company; and (iv) general working-capital needs. We currently do not have sufficient cash on hand to satisfy these requirements and will need to raise capital from the Purchase Agreement or other sources to do so.

Going Concern. As discussed in Note 2 to our financial statements, our auditors have expressed substantial doubt about our ability to continue as a going concern. The Company has an accumulated deficit of $14,838,621 as of April 30, 2026, a net loss of $14,717,597 for the year ended April 30, 2026, and used net cash of $306,742 in operating activities from continuing operations for the year ended April 30, 2026. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates. We consider the following accounting estimates to be the most critical to an understanding of our financial condition and results of operations:

Mineral Property Acquisition Costs. We capitalize the acquisition cost of mineral properties, including the cash and the fair value of equity consideration paid. We evaluate our mineral properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC 930-360-35. Because we are at the exploration stage and have not declared any mineral reserves or resources, the recoverability of the carrying value of our Properties is inherently uncertain and depends on our ability to raise capital, conduct successful exploration, obtain necessary permits and ultimately develop economically viable production operations.

Exploration and Evaluation Expenditures. Because we have not declared any proven or probable reserves on either of the Properties, we expense all exploration and evaluation expenditures as incurred. This policy is consistent with the predominant practice in the U.S. mining industry for exploration-stage entities and is subject to reassessment if and when proven and probable reserves are established. As of April 30, 2026, we had not incurred or expensed any exploration and evaluation costs. Future exploration expenditures, including those incurred to satisfy the minimum work-program commitments of $100,000 in 2026 and $200,000 in 2027, will be charged to operating expense in the period incurred, and will increase our operating losses and our cash used in operations in those periods.

Impairment of Mineral and Mining Rights. We will evaluate our capitalized mineral and mining rights for impairment under ASC 930-360-35 whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, including the indicators described in Note 3 to our financial statements. Because we are in the exploration stage and have not declared any mineral resources or reserves under Item 1300 of Regulation S-K, no quantitative test of expected future cash flows from the Properties is reasonably available, and our impairment assessment is principally qualitative, based on our intent and ability to continue to explore the Properties and the extent to which exploration work performed supports their carrying value. A future impairment of all or a portion of the $1,900,000 carrying value of our mineral and mining rights would result in a material non-cash charge to our results of operations.

Going-Concern Assessment. In assessing our ability to continue as a going concern, we apply significant judgment to projections of future cash needs, the likelihood of obtaining additional financing, and the timing and amount of expenditures required to commence and sustain operations. Changes in these assumptions could materially affect the conclusions reached and the disclosures provided.

Valuation of Equity Issued for Goods, Services and Acquisitions. The 2,000,000 shares issued in January 2026 for the Properties acquisition were valued using the closing market price of our common stock on the date of the Properties Agreement, $0.80 per share, for total consideration of $1,600,000. The 14,550,000 shares issued to consultants during the year ended April 30, 2026, were valued at $0.10 and $0.077 per share, respectively, based on the closing market price on a particular issuance date or by negotiation.

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that none, when adopted, is expected to have a material effect on our financial position or results of operations. See Note 3 to our financial statements for a discussion of our significant accounting policies and recently issued accounting pronouncements.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and have elected to take advantage of certain reduced disclosure and reporting requirements available to emerging growth companies. Among other things, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards available to emerging growth companies under Section 102(b)(1) of the JOBS Act. As a result, we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, which may make comparison of our financial statements with those of other public companies more difficult.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Please see our Financial Statements required by this Item 8, together with the report thereon of the Independent Registered Public Accounting Firm, beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in our Current Report on Form 8-K filed on December 29, 2025, effective November 14, 2025, Mac Accounting Group & CPAs, LLP (“Mac Accounting Group”), resigned as our independent registered public accounting firm. Mac Accounting Group served as our company’s independent registered public accounting firm for the fiscal years ended April 30, 2025 and 2024, and the interim period ended July 31, 2025. Mac Accounting Group reviewed our quarterly report for the period ended July 31, 2025.

On December 2, 2025, we appointed Boladale Lawal & Co. (“Lawal & Co.”) as the our company’s new independent registered public accounting firm. During the Company’s two most recent fiscal years ended April 30, 2025 and 2024, and the subsequent interim period through November 14, 2025, neither the Company nor anyone acting on behalf of the Company had consulted Lawal & Co. regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did Lawal & Co. provide a written report or oral advice to the Company that Lawal & Co. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2026, our Principal Executive Officer and Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of April 30, 2026, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have a formal policy or written procedures for the approval, identification and reporting of related-party transactions. Our controls are not adequate to ensure that all material transactions and developments with related parties will be properly identified, approved and reported. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have policies and procedures for the identification, approval and reporting of related-party transactions and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have written documentation of our internal controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have segregation of duties and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Our company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to our officers and directors, as well as our employees that have regular access to material, non-public information about our company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

In addition, during the fiscal year ended April 30, 2026, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, inasmuch as no officer or director determined to trade our common stock.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning our company’s executive management.

Name	Age	Position(s)
Harpreet Sangha	61	Chairman of the Board (Director)
Jamal Khurshid	51	Chief Executive Officer and Director
Gonca Demir	40	Director
Daniel Marcus	52	Director
Nicholas Gregory	51	Director
Michael D. Noonan	67	Chief Financial Officer

Our directors serve until a successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serves until their successor(s) is duly elected and qualified, or until they are removed from office. No family relationships have ever existed between any of our current and past officers and directors. There are no agreements with respect to electing directors. Except as set forth below, none of our directors has held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act, or of any company registered as an investment company under the Investment Company Act of 1940.

Certain information regarding the background of our officers and directors is set forth below.

Harpreet Sangha. Harpreet Sangha is a seasoned business executive and capital-markets executive with decades of leadership in public companies. Mr. Sangha served as an officer and director China Dongsheng International Inc. (OTCID: CDSG) from September 2021 to February 2025 and as an officer and director of Barrel Energy Inc. (OTCID: BRLL) from August 2018 to February 2025. Mr. Sangha has an extensive background in raising capital, guiding early-stage public companies, and building strong institutional relationships. Mr. Sangha has been directly involved in the evaluation, financing, and development of metals and energy assets, including projects related to critical minerals, base metals, and energy resources. He has worked closely with technical teams, government stakeholders, and international partners to advance projects from early-stage assessment through development and commercialization. His deep understanding of commodity markets, project economics, and regulatory frameworks has enabled him to navigate complex jurisdictions and capitalize on emerging opportunities within the global resource sector.

Jamal Khurshid. Jamal (Jamie) Khurshid is a Fintech Veteran with deep sector experience as executive director at Goldman Sachs (2008-2010), Credit Suisse (1998-2008), and the Royal Bank of Scotland (2010-2013). Known in capital markets for leading two consortium ventures, (IHS) Markit Boat for European MiFID regulatory transparency and LSEG’s Turquoise MTF. Jamie is recognized for defining the first voluntary transparency regime for the global bullion market on behalf of the London Bullion Market Association, authorized by the Bank of England with oversight from the UK FCA. He has been a joint partner of Cinnober Financial Technology (2013-2018), a Swedish Fintech that operated global exchanges and clearing houses, and was sold to Nasdaq.

He is the founder and Chairman of Jacobi Asset Management (2021-2025), Europe’s first and only spot Bitcoin ETF issuer. Jamie is also co-founder of Digital RFQ (2019-2025), an FCA registered payments platform facilitating global cross border payments through the use of blockchain technology. He sold Digital RFQ to US listed Nukkleus Inc (Nasdaq:NUKK) where he was an executive board member, Chief Operating Officer and CEO (2021-2024).

He was a board member at Financial Strategies Acquisition Corp (2021-2022) and chair of the audit committee and board member at Bannix Acquisition Corp (Nasdaq:BNIX) (from 2022-2025) that successfully completed a business combination with VisionWave Holdings trading under ticker (Nasdaq:VWAV)

Jamie was voted by Financial News as one of the top 40 under 40 in trading and technology in 2015 and named in the ‘Exchange invest’ Top 1000 most influential people in global financial markets in 2017.

Notable Achievements: Led the bank consortium launch of the first European MiFID regulatory transparency platform Boat Services in 2007 and subsequently sold to IHS Market; Led the bank consortium launch of the first European Multilateral Trading Facility (MTF) Turquoise in 2008 and subsequently sold the business to the London Stock Exchange Group; Launched the leading regulatory transparency business under Europe’s MiFID II Regulation called TRADEcho as a joint venture with the London Stock Exchange Group; Wrote the transparency rules for global precious metals with the LBMA and BoE; Launched the first bilateral OTC market for voice brokered commodities starting with Norwegian salmon market in 2019; Launched the first institutional cross border payments rails on blockchain using stablecoins in 2020 that despac’d under the Gensler led SEC administration onto Nasdaq in 2023; Launched the first and only Bitcoin ETF in Europe in 2023, 6 months ahead of Blackrock and others in the USA.

Gonca Demir. Gonca Demir is an international business executive with over 17 years of experience across healthcare, real estate development, and global organizations. She has held senior leadership and advisory roles in complex, multi-jurisdictional environments, working closely with founders, boards, and executive teams. Most recently, between 2018 - 2026, Ms. Demir served as Chief of Staff to the Founder and Chairman of ND Group, supporting strategic decision-making, senior stakeholder engagement and execution across international operations spanning more than 40 countries.

Earlier, Ms. Demir served as Business Development Director at Ecolog Germany between 2020 - 2022, where she played a key role establishing the company as Germany’s leading provider of testing and vaccination services during the pandemic, with over 15 million tests and 1.5 million vaccinations delivered. Immediately after, she became the Managing Director of EcoCare GmbH (2023 onwards until present), where she led the development of a digital healthcare platform. She began her career in 2008 in real estate development and investment, spending a decade working on large-scale commercial projects, transactions and international market expansion (2008 - 2018).

Ms. Demir holds a BSc in Social and Political Science from Sabanci University (2007) and completed executive education at Harvard Medical School (2023) focused on digital transformation in healthcare. She is fluent in German, Turkish and English, and is a mother of three.

Daniel Marcus. Daniel Marcus leads MarcX (since 2021), a business consultancy providing strategic advice and practical solutions to clients across the financial markets ecosystem. With over 30 years of industry experience, he brings a rare combination of senior business leadership and deep legal expertise. Between 2016-20220, Dan served as co-Head of Tradition’s EMEA business. He was Tradition’s Global Head of Business Development and Strategy from 2013-20220.

A qualified solicitor, he has also held General Counsel positions at both Tradition (2007-2010) and was Senior Counsel at the London Stock Exchange (2000-2007), giving him a strong command of regulatory, legal, and market-structure considerations. From 2022 through November 2024, Mr. Marcus was a Director of T3 Defense Inc. (formerly Nukkleus, Inc.) (trading symbol: DFNS), a company engaged in the distribution of drones’ payloads in the defense and homeland security markets within the United States.

Dan has played a key role in the creation and management of innovative electronic trading platforms, including Trad-X (2011-2020) and ParFX (2013-2020), and in the development of industry-wide standards and benchmarks such as the ICE Swap Rate and Term SONIA.

He is an active contributor to financial markets thought leadership, authoring publications, regulatory submissions, and op-eds, and regularly appearing as a subject-matter expert at industry events and in the media. Dan is driven by delivering tangible value for clients and partners, leveraging his extensive network and experience to help them navigate complexity and achieve their strategic objectives.

Nicholas Gregory. Nicholas Gregory is Founder and CEO of CommerceBlock, a firm concentrating in the cryptocurrency industry. He is also a founding member of Crypto UK, driving innovation in digital assets, since 2012. He has developed blockchain systems and programs for Verizon, Capgemini, Merrill Lynch and JP Morgan. Mr. Gregory is former Vice President at Merrill Lynch, Bank of America, and JPMorgan. From 2022 through November 2024, Mr. Gregory was a Director of T3 Defense Inc. (formerly Nukkleus, Inc.) (trading symbol: DFNS), a company engaged in the distribution of drones’ payloads in the defense and homeland security markets within the United States. He is also a Digital Assets Authority, having been quoted in major publications for cryptocurrency insights and having advised government trade bodies on regulatory and market matters.

Michael D. Noonan. Michael D. Noonan is the principal of Noonan Advisors, LLC and provides comprehensive financial advisory services and functional roles to public companies. He offers consultation in many areas including corporate governance, corporate finance, initial public offering, strategic planning and analysis, investor relations, and financial public relations. He has worked in many jurisdictions including the United States, Canada, European Union, as well as several countries in the Middle East, Africa and Asia.

Mr. Noonan also serves on several public company boards in a variety of industries and sectors. Most recently, Michael was appointed as the Chief Financial Officer of Cytovia Therapeutics Inc., a biotech company, to complete an Initial Public Offering. Previous experience includes Finjan Holdings, Inc., (Nasdaq: FNJN) a cybersecurity and intellectual property company, where he served as Chief Financial Officer & Treasurer from 2014 until 2019. Prior to Finjan, Mr. Noonan served as the CFO of Sky Petroleum Inc.(OTCBB: SKPI), an international oil and gas exploration and development company, from 2005 until 2013, and served as a member of Sky Petroleum’s board of directors from 2005 until 2014. Mr. Noonan also served as a Senior Director of Finance for Forgent Networks (Nasdaq: FORG), an intellectual property company, from 2002 to 2005, where he was responsible for finance, investor relations, human resources and mergers and acquisitions. Prior to Forgent, Mr. Noonan worked for Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan has also served as Director of Investor Relations and Corporate Communications at Integrated Electrical Services, (NYSE: IEE) an electrical services company, and Manager of Investor Relations and Public Affairs for Sterling Chemicals, (NYSE: STYX), a manufacturer of commodity petrochemicals.

Mr. Noonan received a BBA in Business Administration and Economics from Simon Fraser University in British Columbia, Canada; an MBA from Athabasca University in Alberta, Canada; and an Executive JD from Concord Law School at Purdue University Global in Los Angeles, California.

Conflicts of Interest

We do not currently foresee any conflict of interest between our executive officers and directors and our company.

Indemnification of Directors and Officers

Our Amended and Restated Articles of Incorporation and Bylaws, both as amended to date, provide for the indemnification of our officers and directors to the fullest extent permitted by Wyoming law.

Board Committees

In General. Our Board of Directors does not currently have a standing Compensation Committee or Nominating/Corporate Governance Committee, although it is expected that such committees will be created during the fiscal year ending April 30, 2027.

Executive Committee. Our Board of Directors created an Executive Committee to facilitate management between meetings of the full Board of Directors. The Executive Committee is composed of Harpreet Sangha and Jamal Khurshid. Pursuant to our Bylaws and the charter of the Executive Committee, between meetings of the full Board of Directors, the Executive Committee has the full power and authority of the Board of Directors in the management of our business and affairs, except to the extent limited by Wyoming law.

Audit Committee. Our Audit Committee is comprised of Gonca Demir, Daniel Marcus and Nicholas Gregory, with Ms. Demir serving as Chair of the Audit Committee. Our Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934 and has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Daniel Marcus qualifies as an audit committee financial expert under Item 407 of Regulation S-K. We have adopted an Audit Committee Charter, detailing the principal functions of the Audit Committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Board Leadership Structure and Risk Oversight

The Board of Directors oversees our business and considers the risks associated with our business strategy and decisions. The Board of Directors currently implements its risk oversight function as a whole. Each of its committees, when established, will provide risk oversight in respect of its areas of concentration and report material risks to the Board of Directors for further consideration.

Independence of Board of Directors

Currently, three of our Directors, Gonca Demir, Daniel Marcus and Nicholas Gregory, are independent, within the meaning of definitions established by the SEC and/or self-regulatory organizations.

Shareholder Communications with Our Board of Directors

Our company welcomes comments and questions from our shareholders. Shareholders should direct all communications to our Chief Executive Officer, Jamal Khurshid, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to respond individually to all communications. We will attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC, so that all shareholders have access to information about us at the same time. Mr. Khurshid collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties, unless the communication is clearly frivolous.

Code of Ethics

As of the date of this Annual Report, our Board of Directors has not adopted a code of ethics with respect to our directors, officers and employees.

Legal Proceedings

To our knowledge, (i) no director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years; (ii) no director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years; (iii) no director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years; and (iv) no director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Delinquent Section 16(a) Reports

Each person who, at any time during the fiscal year ended April 30, 2026, was a director, executive officer or beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act. Such persons have advised our company that they intend to make such filing in the near future.

Item 11. Executive Compensation

Currently, our Board of Directors, as a whole, is responsible for overseeing the company’s equity compensation policies and award timing. The company does not time, nor has it intentionally timed, the release of material non-public information (“MNPI”) for the purpose of affecting the value of executive compensation. Stock options and similar award grants are determined through the following procedures:

Predetermined Schedule: Annual equity awards to Named Executive Officers are to be approved at a regularly scheduled meeting of the Board of Directors held during the first quarter of each fiscal year, following the public dissemination of our prior fiscal year financial results.

Independence from MNPI Releases: These annual grant dates will not fluctuate or correlate with the timing of ad-hoc or anticipated MNPI announcements.

Ad-Hoc / Off-Cycle Grants: Any off-cycle or retention awards (such as new-hire grants for non-executive or executive staff) are generally effective on fixed monthly on-boarding dates or on the date the Board of Directors formally approves the action, without regard to upcoming earnings announcements or news disclosures.

During the fiscal year ended April 30, 2026, the company did not award any stock options or SARs to our Named Executive Officers close in time to the public release of MNPI that would require specialized tabular adjustments under Item 402(x)(2) of Regulation S-K.

Summary Compensation Table

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

Name and	Year			Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
principal	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	4/30	($)	($)	($)	($)	($)	($)	($)	($)
Harpreet Sangha(1)	2026	–	–	–	–	–	–	–	–
(Chairman of the Board)	2025	–	–	–	–	–	–	–	–
Jamal Khurshid(2)	2026	–	–	–	–	–	–	–	–
(Chief Executive Officer)	2025	–	–	–	–	–	–	–	–
Wang Gang(3)	2026	–	–	–	–	–	–	–	–
(Former Chief Executive Officer)	2025	–	–	–	–	–	–	–	–
Oleg Bilinski(4)	2026	–	–	–	–	–	–	–	–
(Former Chief Executive Officer)	2025	–	–	–	–	–	–	–	–

_________

(1) Mr. Sangha did not become an officer of our company until December 2025.

(2) Mr. Khurshid did not become an officer of our company until January 2026.

(3) Mr. Gang was an officer of our company from June 2025 to December 2025.

(4) Mr. Bilinski was an officer our company from inception, September 2021, to June 2025.

Employment Agreements

We have not entered into an employment agreement with any of our executive officers.

Outstanding Equity Awards at Fiscal Year End

As of April 30, 2026, our we had outstanding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding as of the date of this Annual Report, for each of our executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Harpreet Sangha	–	–	–	–	n/a	–	n/a	–	–
Jamal Khurshid	–	–	–	–	n/a	–	n/a	–	–
Michael D. Noonan	–	–	–	–	n/a	–	n/a	–	–

Director Compensation

Our directors receive no compensation for their serving as directors.

2026 Stock Incentive Plan

In February 2026, our Board of Directors adopted the 2026 Mag Magna Corp. Stock Incentive Plan (the “2026 Plan”). The purpose of the 2026 Plan is to promote the success and enhance the value of our company by linking the personal interests of participants (employees, directors and consultants) to those of our company’s shareholders, and by providing participants with an incentive for outstanding performance. The 2026 Plan is further intended to attract and retain the services of participants upon whose judgment, interest and special efforts the successful operation of our company, including subsidiaries, is dependent. The number of shares of Common Stock available for grant under the 2026 Plan is 10,000,000 shares. Since its adoption, a total of 10,000,000 shares of Common Stock have been issued to third-party consultants thereunder.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Mag Magna Corp., 4005 West Reno Avenue, Suite F, Las Vegas, Nevada 89118.

In computing the number of shares of our Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our Common Stock subject to options, warrants and other convertible instruments held by that person that are currently exercisable or convertible within 60 days of the date of this Annual Report.

Name of Shareholder	Number of Shares Beneficially Owned		% Beneficially Owned(1)	Effective Voting Power
Common Stock
Executive Officers and Directors
Harpreet Sangha	4,500,000		18.14%	72.84%
Jamal Khurshid	0		0%	0%
Gonca Demir	0		0%	0%
Daniel Marcus	0		0%	0%
Nicholas Gregory	0		0%	0%
Officers and directors, as a group (6 persons)	4,500,000		18.14%	72.84%
5% Owners
Gurpreet Sangha(2)	1,300,000	(4)	5.24%	1.78%
Hardrshan Johal	1,300,000	(4)	5.24%	1.78%
Manjit Mundie	1,300,000	(4)	5.24%	1.78%
Michael Penner	1,300,000	(4)	5.24%	1.78%
James King	1,300,000	(4)	5.24%	1.78%
Eric Newlan(3)	1,300,000	(4)	5.24%	1.78%
Series X Preferred Stock(5)
Harpreet Sangha(6)	1		100%	72.84%

(1)	Based on (a) 24,804,047 shares of Common Stock outstanding, which includes (1) 24,294,047 issued shares and (2) 510,000 unissued shares of Common Stock that underlie currently convertible portions of convertible notes and (b) one (1) share of Series X Preferred Stock, respectively.
(2)	Gurpreet Sangha is the adult brother of Harpreet Sangha, our Chairman of the Board, who disclaims any beneficial ownership of the shares of our Common Stock owned by Gurpreet Sangha.
(3)	The address of this shareholder is 2201 Long Prairie Road, Suite 107-762, Flower Mound, Texas 75022.
(4)	These shares of common stock are subject to a Lock-Up and Leak-Out Agreement.
(5)	The single share of the Series X Preferred Stock shall have rights in all matters requiring shareholder approval to a number of votes equal to two (2) times the sum of: (a) the total number of shares of common stock which are issued and outstanding at the time of any election or vote by the shareholders; plus (b) the number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights. The single share of the Series X Preferred Stock possesses no rights of conversion.
(6)	Our Chairman of the Board, Harpreet Sangha, owns the single outstanding share of the Series X Preferred Stock. Mr. Sangha will, therefore, be able to control the management and affairs of our company, as well as matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. (See Note 10 to our financial statements).

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Except as set out below, since the beginning of our last two fiscal years, there have been no transactions, or currently proposed transactions, in which we were or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years (approximately $11,138), and in which any of the following people had or will have a direct or indirect material interest:

•	Any of our directors or executive officers;

•	Any immediate family member of our directors or executive officers; and

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of Common Stock.

Changes in Control

December 24, 2025. Effective December 24, 2025, there occurred a change in control of our company. On such date, Harpreet Sangha acquired 4,500,000 shares of our Common Stock from our former control person, Wang Gang, for the cash purchase price of $415,000, and was appointed, at that time, the Sole Officer and Director of our company.

June 4, 2025. Effective June 4, 2025, there occurred a change in control of our company. On such date, Wang Gang acquired 4,500,000 shares of our Common Stock from our former control person, Oleg Bilinski, for the cash purchase price of $564,380.50, and was appointed the Sole Officer and Director of the Company.

Related-Party Advances

As of the date of this Annual Report, our Chairman of the Board, Harpreet Sangha, has advanced a total of $48,035 to us on open account. Such advanced amount bears no interest and is payable on demand. Mr. Sangha has advised us the he does not intend to demand the repayment of any of the advanced amount, until such time as any such repayment would not have an adverse effect on the capital position of our company.

Series X Preferred Stock Issuance

In January 2026, we issued one (1) share of the Series X Preferred Stock, which possesses 66.67% voting control of our company, to Harpreet Sangha, our then sole officer and director and holder of the majority voting power of our company. While Mr. Sangha held the majority voting power of our company prior to such issuance, our Board of Directors deemed it to be in the best interests of our company and our shareholders to assure stability and continuity during our company’s initial stages of development to issue the Series X Share to Mr. Sangha.

The Series X Preferred Stock has no right to receive any dividend or other distribution, no liquidation preference, and no conversion right; its sole substantive feature is voting power equal to two (2) times the sum of (a) the total number of shares of Common Stock issued and outstanding at the time of any election or vote and (b) the number of votes allocated to any other voting preferred stock. Only one share of Series X Preferred Stock is authorized and is outstanding, and we may not issue any additional shares of Series X Preferred Stock.

The share of Series X Preferred Stock was issued to Mr. Sangha for no cash consideration. There was no employment agreement, consulting agreement or other services arrangement entered into in connection with the issuance, and Mr. Sangha did not commit to provide any services to us in exchange for the Series X Share. We did not, and do not, view the issuance as compensation to Mr. Sangha, and we concluded that the issuance is not a share-based payment transaction and further concluded that the fair value of the Series X Share is nominal, principally because (i) the share carries no rights to any economic distributions, (ii) the voting power conferred is integrated with, and dependent on, Mr. Sangha’s existing common stock position and would not be realizable in a comparable manner by an unrelated buyer, and (iii) there is no observable market for comparable instruments. Accordingly, we recorded the issuance of the share of Series X Preferred Stock at $0.001 par value plus a nominal amount of additional paid-in capital.

The economic effect of the Series X Share is to lock in Mr. Sangha’s existing voting control of our company and to protect that voting control against future dilution caused by issuances of our common stock during our initial stages of development. As a result of the voting power conferred by the Series X Share, Mr. Sangha has the practical ability to control the outcome of all matters submitted to a stockholder vote, including the election of directors, the approval of any merger, sale of our company or change of control, the amendment of our Articles of Incorporation or Bylaws and the approval of any other significant corporate transaction, even after substantial additional issuances of our common stock. Mr. Sangha’s interests as the controlling stockholder may differ from the interests of holders of our common stock.

Consulting Agreement

In February 2026, we entered into a Consulting Services Agreement with Gurpreet Sangha, pursuant to which we issued 1,300,000 shares of our Common Stock, in consideration of Mr. Gurpreet Sangha’s performing consulting services on our behalf with respect to our plans for engaging the mining of rare earth elements. The shares issued to Mr. Gurpreet Sangha were valued at $.10 per share, or $130,000, in the aggregate. Mr. Gurpreet Sangha is the adult brother of Harpreet Sangha, our Chairman of the Board, who disclaims any beneficial ownership in the shares of our Common Stock owned by Mr. Gurpreet Sangha.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval, or ratification of transactions with our executive officers, directors and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Item 14. Principal Accounting Fees and Services

Mac Accounting Group & CPAs, LLP was the Company’s independent registered public accounting firm for the year ended April 30, 2025; Boladale Lawal & Co. was the Company’s independent registered public accounting firm for the year ended April 30, 2026.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	Years Ended April 30,
	2026	2025
Audit fees(1)	$15,560	$27,511
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$15,560	$27,511

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
10.1	Simple Agreement for Future Equity between the Company and Orbit Beyond, Inc.
19.1	Insider Trading Policy (filed as Exhibit 19 to Form 10-K filed on July 23, 2025)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAG MAGNA CORP.

By:	/s/ Jamal Khurshid
Jamal Khurshid
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael D. Noonan
Michael D. Noonan
Chief Financial Officer
(Principal Financial Officer)

Dated:	October 7, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Jamal Khurshid	President, Chief Executive Officer	October 7, 2026
Jamal Khurshid	(Principal Executive Officer), Secretary and Director

/s/ Michael D. Noonan	Chief Financial Officer (Principal Accounting and Financial Officer)	October 7, 2026
Michael D. Noonan

/s/ Harpreet Sangha	Director (Chairman of the Board)	October 7, 2026
Harpreet Sangha

/s/ Gonca Demir	Director	October 7, 2026
Gonca Demir

/s/ Daniel Marcus	Director	October 7, 2026
Daniel Marcus

/s/ Nicholas Gregory	Director	October 7, 2026
Nicholas Gregory

MAG MAGNA CORP

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

Report of the Independent Registered Public Accounting Firm

To the shareholders and

the board of directors of Mag Magna Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mag Magna Corp as of April 30, 2026, and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026, and the results of its operations and its cash flows for the year ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $14,717,597 and an accumulated deficit of $14,838,621 for the year ended April 30, 2026. The continuation of the Company as a going concern is dependent upon ability to raise additional capital and implement its business plan. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has operating losses and accumulated deficit. Furthermore, the company generated limited revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management or external liquidity provider. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

 /S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2025

Lagos, Nigeria

October 7, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mag Magna Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mag Magna Corp as of April 30, 2025, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Mag Magna Corp as of April 30, 2025, and the results of its operations and its cash flows for the year ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has an accumulated deficit and uses net cash for their operating activities and operates at a net loss, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Mag Magna Corp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Mag Magna Corp is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Mac Accounting Group & CPAs, LLP

(PCAOB Firm ID 6258)

We served as Mag Magna Corp’s auditor from 2024 through 2025.

Midvale, Utah

July 23, 2025

MAG MAGNA CORP

BALANCE SHEETS

	April 30, 2026	April 30, 2025
ASSETS
Current Assets
Cash	$158,325	$–
Assets of discontinued operations	–	144,297
Total Current Assets	158,325	144,297

Mining assets	1,900,000	–
Investment in unrelated business	25,000	–
Total Non Current Assets	1,925,000	–
Total Assets	$2,083,325	$144,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$3,494	$396
Derivative liability	812,121	–
Liabilities of discontinued operations	5,272	5,272
Mining acquisition payable	275,000	–
Notes payable	493,581	–
Loan Payable – Related Parties	199,469	221,927
Total Current Liabilities	1,788,937	227,595

Total Liabilities	1,788,937	227,595

Stockholders’ Equity / (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized, 19,224,047 and 5,829,047 shares issued and outstanding at April 30, 2026 and 2025, respectively	19,224	5,829
Additional Paid-in Capital	15,113,785	31,897
Accumulated Deficit	(14,838,621)	(121,024)
Total Stockholders’ Equity / (Deficit)	294,388	(83,298)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,083,325	$144,297

The accompanying notes are an integral part of the consolidated financial statements.

MAG MAGNA CORP

STATEMENTS OF OPERATIONS

	For the Years Ended April 30,
	2026	2025
Revenues
Consulting services	$–	$–
API Requests	–	–
Total Revenue	–	–

Cost of Goods Sold	–	–

Gross Profit	–	–

Operating Expenses
General and administrative expenses	355,174	47,535
Stock-based compensation	13,316,280	–
Total Operating Expenses	13,671,454	47,535

Income (Loss) From Operations	(13,671,454)	(47,535)

Other Income (Expense)
Interest income	–	2
Interest expense	(89,725)	–
Loss of fair value market value of derivatives	(812,121)	–
Total Other Income (Expense)	(901,846)	2

Net Loss From Continuing Operations	(14,573,300)	(47,533)
Income (Loss) from Discontinued Operations	(144,297)	4,721
Net Loss Before Provision for Income Taxes	(14,717,597)	(52,254)

Provision for Income Taxes	–	–

NET LOSS	$(14,717,597)	$(52,254)

Net Loss Per Share from Continuing Operations: Basic and Diluted	$(1.85)	$(0.01)
Net Loss Per Share from Discontinued Operations: Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	7,858,195	5,829,047

The accompanying notes are an integral part of the consolidated financial statements.

MAG MAGNA CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY / (DEFICIT)

For the Years Ended April 30, 2026 and 2025

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount ($)	($)	($)	($)
Balance April 30, 2024	5,829,047	5,829	31,897	(68,770)	(31,044)

Net loss	–	–	–	(52,254)	(52,254)
Balance April 30, 2025	5,829,047	5,829	31,897	(121,024)	(83,298)

Gain on forgiveness of debt – related party	–	–	137,000	–	137,000
Shares issued for acquisition of mining assets	2,000,000	2,000	1,598,000	–	1,600,000
Shares issued for services	11,350,000	11,350	13,304,930	–	13,316,280
Shares issued with debt	45,000	45	41,958	–	42,003
Net loss	–	–		(14,717,597)	(14,717,597)
Balance April 30, 2026	19,224,047	19,224	15,113,785	(14,838,621)	294,388

The accompanying notes are an integral part of the consolidated financial statements.

MAG MAGNA CORP

STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(14,573,300)	$(47,533)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Amortization of debt discount	45,021	–
Change in fair market value of derivative liabilities	812,121	–
Stock issued for services	13,316,280	–
Shares issued with debt	42,003	–
Changes in operating assets and liabilities:
Increase (decrease) in
Accounts payable and accrued expenses	3,098	(12,051)
Accounts payable and accrued expenses – related parties	48,035	–
Net Cash Used for Operating Activities of Continuing Operations	(306,742)	(59,584)

Cash Flows From Investing Activities of Continuing Operations:
Investment in unrelated business	(25,000)	–
Mining acquisition payable	(25,000)	–
Net Cash Used for Investing Activities of Continuing Operations	(50,000)	–

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	448,560	–
Proceeds from issuance of convertible notes payable – related parties	66,507	170,707
Principal repayment of notes payable – related parties	–	(54,149)
Net Cash Provided by Financing Activities	515,067	116,558

Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	–	(1,974)
Net cash used in investing activities of discontinued operations	–	(55,000)
Net Cash Provided by (Used in) Discontinued Operations	–	(56,974)

Net Increase in Cash	158,325	–

Cash at Beginning of Year	–	–

Cash at End of Year	$158,325	$–

Supplemental disclosure of cash flow information: (a)
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of Prepaid Expense to Intangible Assets	$–	$66,100
Deferred revenue reclassed to accounts payable	$5,272	$–
Acquisition of mining assets	$1,600,000	$–
Investment in mining assets with issuance	$300,000	$–
Discount on issuance of derivatives	$448,560	$–
Gain on forgiveness of debt – related party	$137,000	$–

(a)	– Supplemental disclosures are inclusive of activity for both continuing and discontinued operations.

The accompanying notes are an integral part of the consolidated financial statements.

MAG MAGNA CORP

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

Mag Magna Corp (“the Company”) was incorporated under the laws of the State of Wyoming on September 20, 2021 (Incorporation). Until January 2026, the Company’s primary focus lies in assisting and consulting businesses engaged in poultry farming.

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

NOTE 2 – GOING CONCERN

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $14,838,621 as of April 30, 2026, a net loss of $14,717,597 for the year ended April 30, 2026, and used net cash of $306,742 in operating activities of continuing operations for the year ended April 30, 2026. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Our management intends to finance operating costs over the next twelve months with capital raises through debt and equity. Additionally, management intends to pay consultants with shares rather than cash and use cash for investments. If the Company can raise adequate capital, the Company will begin exploration of the mining assets. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce consolidated financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Mineral and Mining Rights

Costs of acquiring mineral rights, including cash consideration, the fair value of equity consideration and other directly attributable acquisition costs, are capitalized as "Mineral and mining rights" within Other Assets in the accompanying balance sheets. Capitalized mineral rights are stated at cost less accumulated impairment, if any. The Company does not amortize capitalized mineral rights during the exploration stage; once a property enters the development or production stage, the Company will adopt a unit-of-production amortization policy based on the related proven and probable reserves. Net smelter return royalties retained by the seller and contingent on future production are not recognized as separate liabilities and are accounted for as a reduction of revenue in the periods in which the related production occurs.

Exploration and Evaluation Expenditures

The Company has not established proven or probable reserves within the meaning of ASC 930-10 or Item 1300 of Regulation S-K on any of its mineral properties. In accordance with ASC 930-360-25-1, all costs incurred for the exploration and evaluation of mineral properties before the establishment of proven and probable reserves — including the cost of geological, geochemical and geophysical surveys; sampling and assaying; qualified-person reports and technical studies; preliminary economic assessments, pre-feasibility and feasibility studies; environmental and permitting work performed prior to commencement of development; and minimum work-program expenditures required under property agreements — are charged to operating expense as incurred. The Company will reassess this policy at such time, if any, as proven and probable reserves are established, at which time post-reserve development costs would be capitalized.

Impairment of Long-Lived Assets — Mineral and Mining Rights

The Company evaluates the carrying value of its capitalized mineral and mining rights for impairment in accordance with ASC 930-360-35 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of impairment include: (i) significant adverse changes in the legal, regulatory, environmental or political environment affecting the Properties; (ii) significant adverse changes in the price environment for rare earth elements; (iii) significant adverse changes in the Company’s forecast of, or plans for, the exploration, development or operation of the Properties; (iv) the Company’s inability to obtain financing necessary to advance exploration or development; (v) cancellation, expiration or material modification of the Properties Agreement, including loss of the unpatented mining claims comprising the Kingman Project, default under the minimum work-program commitments or failure to make scheduled installment payments; and (vi) a determination by management to abandon, sell or otherwise dispose of the Properties. Because the Company is in the exploration stage and has not declared any mineral resources or reserves, the Company supplements the recoverability assessment under ASC 360-10-35 with a qualitative assessment of (a) management’s intent and ability to continue to explore the Properties and (b) the extent to which exploration work performed to date supports the carrying value. If an impairment is identified, the carrying value of the affected mineral rights is reduced to its estimated fair value, with the resulting charge recorded in operating expense. Impairment losses are not reversed in subsequent periods. During the year ended April 30, 2026, the Company discontinued operations related to consulting and poultry farming. Management determined that it was necessary to fully impair the assets related to those operations and recognized $103,745 in impairment expense.

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 305, “Cash and Cash Equivalents,” and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

Historically, the Company generated revenue primarily from two sources: (1) providing Poultry Farming Consultancy services, and (2) sales of subscription plans for its API service.

(1) The revenue for our Poultry Farming Consultancy is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The Company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the Company acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the service delivery. During the year ended April 30, 2025, we generated revenue from the providing of our Poultry Farming Consultancy services in the amount of $23,726. The deferred income related to the providing Poultry Farming Consultancy services was $0 as of April 30, 2025. The services were provided by the Company’s CEO. This has now been memorialized as discontinued operations.

(2) The Subscription Plan for API service is provided on the basis of the amount of requests per month. The service covers a variety of 12 common chicken breeds. It provides users with an access to a comprehensive database that includes detailed information on symptoms, potential causes, and effective management strategies for each breed-specific condition. To access Poultry Wellness Guide API, a subscription purchase is required. Subscriptions must comply with our Terms of Service. Subscription revenue for the API service is recognized ratably over the subscription period. Subscription payments are received in advance of the service period. Such advance payments are recorded as deferred income upon receipt and are recognized as revenue on a straight-line basis over the subscription period the service is provided, reflecting the transfer of control and continuous delivery of the service to the customer. During the year ended April 30, 2025, we generated revenue from the sale of API requests in the amount of $26,179. The deferred income related to the sales of subscription plans for the API service was $5,272 as of April 30, 2025. This has now been memorialized as discontinued operations.

During the year ended April 30, 2026, we have generated revenue (prior business activity) from the sale of Poultry Farming Consultancy in the amount of $0 and revenue from the sale of API requests in the amount of $0. The deferred income was $0 as of April 30, 2026. In addition, we have generated no revenue to date from our new business activity in the mineral mining sector for the year ended April 30, 2026.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the years ended April 30, 2026 and 2025, this cost was $5,952 and $10,150, respectively.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of April 30, 2026 and 2025.

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

Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. All of the Company’s deferred tax assets were offset by a full valuation allowance at April 30, 2026 and 2025.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Related Parties

The Company follows ASC 850-10, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) principal owners of the Company; c) management of the Company; d) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and e) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Earnings (loss) per share

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

Segment Reporting

The Company has determined, in accordance with ASC 280, Segment Reporting, that it operates as a single operating and reportable segment. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer, Jamal Khurshid, who reviews financial information about the Company on a consolidated basis for purposes of assessing performance, making operating decisions and allocating resources. The CODM does not receive, and does not regularly review, separate financial information for any disaggregated business activity, product line or geographic area. Accordingly, the Company has a single operating and reportable segment.

The Company’s single reportable segment consists of (i) for the periods through the December 2025 change in control of the Company and the January 2026 change in the Company’s plan of business, the provision of consulting services and the sale of API requests to businesses engaged in poultry farming (which line of business has since been discontinued), and (ii) following the January 2026 change in business plan, the acquisition, exploration and (if warranted) future development of mineral rights for the mining and sale of rare earth minerals.

Following the January 2026 change in business plan, the Company is an exploration-stage entity with no current revenue. The segment measure of profit or loss used by the CODM is consolidated net loss as reported in the Company’s statements of operations, which is the same measure used in measuring the Company’s consolidated net loss under GAAP. The CODM uses consolidated net loss, together with cash on hand, working capital and the status of the Company’s outstanding payables and related-party loans, to monitor financial performance and to make decisions regarding allocation of the Company’s limited capital among (i) costs of property maintenance (including installment payments owed under the Properties Agreement and minimum work-program commitments), (ii) future exploration expenditures, (iii) general and administrative expenses, including legal, audit, accounting, professional and SEC-reporting expenses, and (iv) costs of pursuing additional financing, including in connection with the Equity Purchase Agreement and the registration statement that relates thereto.

Significant Segment Expenses. In accordance with ASC 280-10-50-28A, the significant segment expenses regularly provided to the CODM and included in the segment measure of net loss are the categories of general and administrative expenses shown on the face of the Company’s statements of operations (which currently consist principally of professional fees, including legal, audit and accounting fees, and consulting fees) and, for periods prior to the January 2026 change in business plan, the cost of consulting services and API requests revenues attributable to the discontinued poultry-farming line of business. The CODM does not regularly review additional disaggregations of these expense categories.

Other Segment Items and Reconciliation. In accordance with ASC 280-10-50-29(f), there are no "other segment items" required to be disclosed separately, because the Company’s segment measure of net loss includes all items of revenue, expense, gain and loss reported on the face of the Company’s statements of operations and there are no items that are not regularly provided to the CODM but that are included in consolidated net loss. The Company’s segment revenue, segment net loss and segment assets are equal in all respects to the Company’s consolidated revenue, consolidated net loss and consolidated assets reported in the accompanying financial statements; accordingly, no reconciliation is presented.

Geographic Information. All of the Company’s revenue for the periods presented (which is attributable to the now-discontinued poultry-farming consultancy and API-request line of business) was generated from customers located in the Republic of the Philippines and the United States. All of the Company’s long-lived assets, including the Mining Assets associated with the Hicks Dome Project and the Kingman Project, are located in the United States.

Information about Major Customers. For the periods prior to the January 2026 change in business plan, the Company derived a substantial portion of its revenue from a small number of customers in the discontinued poultry-farming line of business. The Company is not currently dependent on any customer because it has no current revenue.

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For the years ended April 30, 2026 and 2025, the Company had share-based compensation of $13,316,280 and $0, respectively.

Recent Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. For the year ended April 30, 2026, we adopted the ASU 2023-09, “Income Taxes (Topic 740) Improvement to Income Tax Disclosure”, to appropriately reconcile to specific tax rate provisions.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2025, Oleg Bilinski advanced to the Company $170,707 for the Company's operating expenses and $54,149 was repaid to the former Director.

Effective June 4, 2025, in conjunction with a change in control of the Company, Oleg Bilinski forgave $137,000 in related party loans owed to him by the Company. At April 30, 2026, the Company’s balance owed to Mr. Bilinski was $92,462.

During the year ended April 30, 2026, related parties advanced the Company a total of $48,035 to cover operating expenses. These advances have no written agreements, are non-interest bearing and due upon demand.

NOTE 5 – PROPERTY ACQUISITION

On January 19, 2026, the Company entered into a purchase agreement (the "Properties Agreement") relating to certain mineral rights in and to 21 parcels of real property located in Hardin County, Illinois, and three unpatented lode mining claims located in Mohave County, Arizona (collectively, the "Properties"). The Purchase Price consideration consists of (a) $300,000 in cash, payable in installments as described below, and (b) 2,000,000 shares of common stock of the Company.

Cash Consideration. The cash portion of the Purchase Price of $300,000 is payable as follows: (i) $25,000 within 30 days of closing (which due date has been extended by 60 days by oral agreement); (ii) $25,000 within 90 days of closing; (iii) $25,000 within 120 days of closing; (iv) $125,000 on the first anniversary of the closing date; and (v) $100,000 on the second anniversary of the closing date. $275,000 has been recognized as an "Acquisition payable" within current liabilities at April 30, 2026.

Share Consideration — Deemed Price vs. Fair Value. The Properties Agreement provides that, for purposes of the agreement, the 2,000,000 shares of common stock issued in connection with the acquisition were deemed to have a price of $5.00 per share, producing a contractually agreed value of $10,000,000 for the share component and an aggregate contractual purchase price of $10,300,000. The Company does not view the $5.00 per share "deemed" value as the fair value of the shares issued; the $5.00 deemed price was an arms’-length negotiated figure used solely for purposes of the Properties Agreement. For financial reporting purposes, in accordance with ASC 805-50 (asset acquisitions), the Company measured the 2,000,000 shares of common stock issued at the closing market price of the Company’s common stock on January 19, 2026 (the date of the Properties Agreement) of $0.80 per share, resulting in share consideration of $1,600,000.

Reconciliation. The total acquisition cost recognized by the Company for accounting purposes, and capitalized as "Mining Assets" in the accompanying balance sheet at April 30, 2026, is as follows:

Cash consideration (acquisition payable)	$300,000
Share consideration — 2,000,000 shares at $0.80 per share (closing market price on January 19, 2026)	1,600,000
Total acquisition cost capitalized as Mining Assets	$1,900,000

Royalty. Under the Properties Agreement, the seller of the Properties retained a 2% net smelter return royalty on any commodities produced from the Properties or from the "Area of Interest" (defined in the Properties Agreement as the area contained by the outer boundaries of the Properties) by the Company or any affiliate of the Company. The royalty has not been recognized as a separate liability because it is contingent on, and measurable only by reference to, future production that has not yet occurred.

Work-Program Commitments. Under the Properties Agreement, the Company is required to actively explore the Properties with a view to determining their mineral potential and the prospects for their development and future production. The Company’s minimum work-program commitments are $100,000 for calendar year 2026 and $200,000 for calendar year 2027. These commitments are executory obligations and will be charged to operations as the related exploration expenditures are incurred (see Note 3). As of April 30, 2026, no exploration activities have commenced on either of the Properties and no exploration expenditures have been incurred.

During the year ended April 30, 2026, the Company paid $25,000 on the acquisition payable leaving a balance of $275,000 to be paid as of year end.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On February 25, 2026, the Company entered into a convertible note payable with Monroe Street Capital Partners, LP, in the amount of $91,292, with an interest rate 8% per annum, and has a maturity date of February 25, 2027. This note included an original issue discount of $21,262 and guaranteed interest due of $7,303. The note contains a conversion feature that allows the holder to convert the outstanding balance plus accrued interest into shares of the Company’s common stock at the lesser of $1.50 or 60% of the lowest trading price of the Company’s stock price for the preceding twenty trading days at any time following the issue date. The Company evaluated the conversion feature in accordance with ASC 815 and determined that the conversion feature qualified for derivative treatment. As such the Company recognized a discount for the full value of the note. The Company recognized amortization expense of $16,007 during the year ended April 30, 2026. Interest expense for the years ended April 30, 2026 and 2025 was $960 and $0, respectively.

In connection with the note, the Company issued 15,000 shares of common stock and 40,575 warrants to purchase additional shares of the Company at strike price of $2.25 per share. The Company valued the shares of common stock based on the closing share price $1.38 on the grant date for a total of $20,700. As the note was fully discounted, the Company recognized the additional expense related to the shares issued in interest expense. See note 8 for more information on the warrants.

On February 27, 2026, the Company entered into a convertible note payable with Lambda Ventures, LLC, in the amount of $91,292, with an interest rate 8% per annum, and has a maturity date of February 27, 2027. This note included an original issue discount of $6,762 and guaranteed interest due of $7,303. The note contains a conversion feature that allows the holder to convert the outstanding balance plus accrued interest into shares of the Company’s common stock at the lesser of $1.50 or 60% of the lowest trading price of the Company’s stock price for the preceding twenty trading days at any time following the issue date. The Company evaluated the conversion feature in accordance with ASC 815 and determined that the conversion feature qualified for derivative treatment. As such the Company recognized a discount for the full value of the note. The Company recognized amortization expense of $15,507 during the year ended April 30, 2026. Interest expense for the years ended April 30, 2026 and 2025 was $930 and $0, respectively.

In connection with the note, the Company issued 40,575 warrants to purchase additional shares of the Company at strike price of $2.25 per share. See note 8 for more information on the warrants.

On April 1, 2026, the Company entered into a convertible note payable with CFI Capital LLC, in the amount of $170,000, with an interest rate 6% per annum, and has a maturity date of April 1, 2027. This note included an original issue discount of $23,000 and guaranteed interest due of $10,200. The note contains a conversion feature that allows the holder to convert the outstanding balance plus accrued interest into shares of the Company’s common stock at 60% of the lowest trading price of the Company’s stock price for the preceding twenty trading days at any time following the issue date. The Company evaluated the conversion feature in accordance with ASC 815 and determined that the conversion feature qualified for derivative treatment. As such the Company recognized a discount for the full value of the note. The Company recognized amortization expense of $13,507 during the year ended April 30, 2026. Interest expense for the years ended April 30, 2026 and 2025 was $810 and $0, respectively.

On April 30, 2026, the Company entered into a convertible note payable with Silvercrest Hybrid Capital LLC, in the amount of $170,000, with an interest rate 12% per annum, and has a maturity date of April 29, 2027. This note included an original issue discount of $23,000 and guaranteed interest due of $20,400. The note contains a conversion feature that allows the holder to convert the outstanding balance plus accrued interest into shares of the Company’s common stock at 60% of the lowest trading price of the Company’s stock price for the preceding twenty trading days at any time following the issue date. The Company evaluated the conversion feature in accordance with ASC 815 and determined that the conversion feature qualified for derivative treatment. As such the Company recognized a discount for the full value of the note. The Company did not recognize any amortization of the discount during the year ended April 30, 2026. Interest expense for the years ended April 30, 2026 and 2025 was $0.

In connection with the note, the Company issued 30,000 shares of common stock. The Company valued the shares of common stock based on the closing share price $0.71 on the grant date for a total of $21,303. As the note was fully discounted, the Company recognized the additional expense related to the shares issued in interest expense.

NOTE 7 – INVESTMENT IN UNRELATED BUSINESS

On April 14, 2026, the Company entered into a Simple Agreement for Future Equity (SAFE) agreement (the “Orbit Agreement”) with Orbit Beyond, Inc. (“Orbit”), a commercial lunar transportation and infrastructure company, for up to a $1 million investment by the Company. Pursuant to the Orbit Agreement, in April 2026, the Company invested $25,000. The final form of the Company’s ownership of Orbit is to be determined at a later date, in accordance with the Orbit Agreement.

NOTE 8 – WARRANTS

On February 25, 2026, in connection with the issuance of convertible note with Monroe Street Capital Partners, LP issued 40,575 common stock purchase warrants to purchase 40,575 shares of the Company’s common stock pursuant to the terms therein. These warrants have an exercise price of $2.25, a contract term of 5 years.

On February 27, 2026, in connection with the issuance of convertible note with Lambda Ventures, LLC issued 40,575 common stock purchase warrants to purchase 40,575 shares of the Company’s common stock pursuant to the terms therein. These warrants have an exercise price of $2.25, a contract term of 5 years.

The Company evaluated the value of the warrants using a Black-Scholes model assuming the following inputs: strike price of $2.25; closing stock price of $1.32 on the grant date; discount rate of 3.51%; term of 5 years; volatility of 1275%; and dividend rate of 0%. The total intrinsic value of warrants granted during the year ended April 30, 2026 was $107,118. As the warrants were granted in connection with debt, no additional expense has been recognized in relation to the warrants.

Warrant activity for the years ended April 30, 2026 and 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – April 30, 2024	–	$–	–	$–
Exercisable – April 30, 2024	–	–	–	–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled/Forfeited	–	–	–	–
Outstanding – April 30, 2025	–	$–	–	$–
Exercisable - April 30, 2025	–	–	–	–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled/Forfeited	–	–	–	–
Granted	81,150	2.25	4.83	107,118
Exercised	–	–	–	–
Cancelled/Forfeited	–	–	–	–
Outstanding – April 30, 2026	81,150	$2.25	4.83	$107,118
Exercisable – April 30, 2026	81,150	2.25	4.83	107,118
Unvested – April 30, 2026	–	$–	–	$–

NOTE 9 – DERIVATIVE LIABILITY

Commencing with the third quarter of 2026, the Company adopted the accounting treatment for securities that contain predominantly, variable rate conversion features by recording the derivative feature as a put premium on stock settled debt.

The embedded conversion options of certain of the Company’s convertible notes summarized in Note 6 contain variable conversion features that qualify for embedded derivative classification under ASC 815-15, “Embedded Derivatives.” The fair value of these liabilities is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Total
Balance as of April 30, 2024	$–
Fair Value of Derivatives	–
Discount on Derivatives Due to Cash Received	–
Transfer to put premium	–
Balance as of April 30, 2025	–
Fair Value of Derivatives	1,260,681
Discount on Derivatives Due to Cash Received	(448,560)
Balance as of April 30, 2026	$812,121

The Company uses Level 3 inputs for its valuation methodology for its conversion option liabilities as their fair values were determined by using Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the issuance date until the maturity date). The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. As, required, these are classified based on the lowest level of input that is significant to the fair value measurement.

The following table shows the assumptions used in the calculations of its derivatives:

	April 30, 2026	April 30, 2025
Stock price	$0.7000 - $1.3200	–
Exercise price	$0.0323 - $0.7200	–
Contractual term (in years)	0 – 5.00	–
Volatility (annual)	1,175% - 1,275%	–
Risk-free rate	3.61%	–

NOTE 10 – STOCKHOLDERS’ EQUITY

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

During the year ended April 30, 2026, the Company issued 2,000,000 shares of common stock as a portion of the consideration paid for the acquisition of mining rights pursuant to the Properties Agreement described in Note 5. The Company measured the 2,000,000 shares at the closing market price of the Company’s common stock on January 19, 2026 (the date of the Properties Agreement) of $0.80 per share, in accordance ASC 805-50 (asset acquisitions), resulting in share consideration of $1,600,000 that was capitalized as part of Mining Assets. See Note 5.

During the year ended April 30, 2026, the Company has issued a total of 11,350,000 shares of common stock to various consultants for services rendered. The Company recognized the stock-based compensation for the shares issued based on closing share price on the respective grant dates totaling $13,316,280.

During the year ended April 30, 2026, the Company has issued a total of 45,000 shares of common stock with associated debt agreement. As the shares were issued with debt, the Company recorded a total of $42,003 in interest expense based on the respective closing share price on the grant dates.

At April 30, 2026 and 2025, there were 19,224,047 and 5,829,047 shares of common stock issued and outstanding, respectively.

NOTE 11 – AMENDED AND RESTATED ARTICLES OF INCORPORATION

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of April 30, 2026, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 13 – CHANGES IN CONTROL

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

NOTE 14 – DISCONTINUED OPERATIONS

As part of the change in control effective on December 24, 2025, the prior operation pertaining to the Poultry Farming Consultancy and the Subscription Plan for API services have been discontinued. These operations were considered to no longer be congruent with the Company’s new management team nor with the operations going forward.

The cessation of these revenues and the disposal of the associated assets represents a strategic shift that has certain effects on the Company’s operations and financial results. Accordingly, the results of those operations have been classified as discontinued operations in the accompanying consolidated statements of operations for the periods presented, in accordance with ASC 205-20.

Assets and liabilities of discontinued operations as of April 30, 2026 and 2025, are as follows:

	April 30, 2026	April 30, 2025
Assets
Prepaid expense	$–	$25,975
Total Current Assets	–	25,975

Intangible assets, net (a)	–	118,322
Total Assets	$–	$144,297

Liabilities
Accounts payable	$5,272	$–
Deferred revenue	–	5,272

Total Liabilities	$5,272	$5,272

(a)	– Intangible assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	April 30, 2026	April 30, 2025
API	5	$121,100	$121,100
Website	3	9,400	9,400
Software	5	9,000	9,000
		139,500	139,500
Accumulated amortization		(35,755)	(21,178)
Impairment		(103,745)	–
Net book value		$–	$118,322

During the year ended April 30, 2026 and 2025, we recognized $14,577 and $15,950 in amortization expense, respectively.

During the year ended April 30, 2026, the Company recognized $103,745 in impairment expense.

Results of discontinued operations for the years ended April 30, 2026 and 2025 are as follows:

	April 30, 2026	April 30, 2025
Revenue
Consulting services	$–	$23,726
API Requests	–	26,179
Total Revenues	–	49,905

Operating Expenses
General and administrative	14,577	54,626

Other Expenses
Loss on write-off of assets	(129,720)	–

Income (Loss) from discontinued operations	$(144,297)	$(4,721)

Cash flow activity of discontinued operations for the years ended April 30, 2026 and 2025 are as follows:

	April 30, 2026	April 30, 2025
Cash Flows From Discontinued Operating Activities:
Net loss	$(144,297)	$(4,721)
Amortization – intangible asset (intellectual property)	14,577	15,950
Impairment of intangible assets	103,745	–
Changes in operating assets and liabilities:
(Increase) decrease in
Prepaid expense	25,975	(18,475)
Increase (decrease) in
Deferred Income	–	5,272
Net cash used in operating activities of discontinued operations	$–	$(1,974)

Cash Flows From Discontinued Investing Activities:
Intangible assets	$–	$(55,000)
Net cash used in investing activities of discontinued operations	$–	$(55,000)

NOTE 15 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the blended corporate rate and state tax rates of 21.00% to loss before taxes), are approximately as follows:

	April 30, 2026		April 30, 2025
Federal	$(3,091,000)	21.00%	$(11,000)	21.05%
State	$–	0.00%	$–	0.00%
Non-deductible	$22,000	-0.15%	$–	0.00%
Subtotal	$(3,069,000)	20.85%	$(11,000)	21.05%
Valuation allowance	$3,069,000	-20.85%	$11,000	-21.05%
Income tax benefit	$–	0.00%	$–	0.00%

Net Loss before provision for taxes from Statement of Operations	$(14,717,597)		$(52,254)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at April 30, 2026 and 2025, respectively, are approximately as follows:

	April 30, 2026	April 30, 2025
Share-based payments	$2,796,000	$–
Amortization	3,000	–
Impairment expense	22,000	–
Net operating loss carryforwards	273,000	25,000
Total deferred tax assets	3,094,000	25,000
Less: valuation allowance	(3,094,000)	(25,000)
Net deferred tax asset recorded	$–	$–

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

The Company, after considering all available evidence, fully reserved its deferred tax assets since it is more likely than not that such benefits may be realized in future periods. The Company has not yet established that it can generate taxable income. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

During the year ended April 30, 2026, the valuation allowance increased by approximately $3,058,000. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At April 30, 2026, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately $3,069,000. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely. NOL’s generated prior to April 30, 2017, expire through 2037.

The Company files corporate income tax returns in the United States and State of Wyoming jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense.

At April 30, 2026 and 2025, respectively, there are no unrecognized tax benefits, and there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 16 – EQUITY PURCHASE AGREEMENT

On February 25, 2026, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Monroe Street Capital Partners, LP, a Delaware limited partnership (“Monroe Street”), under which Monroe Street is committed to purchase up to $30 million of the Company’s Common Stock. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, subject to the conditions and limitations contained therein, to direct Monroe Street, by delivery of a put notice (a “Put Notice”) to Monroe Street specifying the number of shares of Common Stock (the “Put Shares”) to be purchased by Monroe Street. Each put (a “Put”) is subject to a minimum of $25,000 and a maximum of the lesser of $500,000 or 200% of the Average Daily Trading Value during the seven Trading Days immediately preceding the relevant put date. The Purchase Price per share for each Put is the lesser of (a) 80% of the lowest traded price of the Company’s Common Stock on its Principal Market on the Trading Day immediately preceding the respective Put Date or (b) 80% of the lowest traded price of the Company’s Common Stock on its Principal Market on any Trading Day during the Valuation Period, with payment of the Investment Amount (Purchase Price minus Clearing Costs) due on specified weekly Payment Dates.

Following the Company’s delivery of a Put Notice to Monroe Street, the Company generally may not deliver a subsequent Put Notice during the period beginning on the date of the prior Put Notice and continuing through the date that is five (5) Trading Days following the Clearing Date associated with the prior Put Notice (the “Cooldown Period”). The Cooldown Period will not apply, however, if (i) the Put Shares subject to the immediately prior Put Notice have been delivered to Monroe Street and (ii) the trading volume of the Common Stock during regular trading hours on any Trading Day during the Cooldown Period exceeds 300% of the total Put Shares included in the immediately prior Put Notice.

In addition to the 15,000 Initial Commitment Shares issued to Monroe Street at signing, the Purchase Agreement provides that, each time the aggregate gross proceeds received by us under the Purchase Agreement increase by $2,500,000 (each a “Trigger Event”), the Company will issue Monroe Street an additional number of shares of Common Stock equal to 15,000 divided by the lowest VWAP of the Common Stock during the five Trading Days immediately preceding the relevant Trigger Event (collectively, the “Fulfillment Commitment Shares”). If the full $30,000,000 Maximum Commitment Amount is drawn, twelve (12) Trigger Events will occur, resulting in the issuance of up to 360,000 Fulfillment Commitment Shares in the aggregate.

In addition to the conditions described above, the Purchase Agreement provides that the Company may not deliver a Put Notice, and Monroe Street is not obligated to purchase Put Shares, unless: (i) the Company’s Common Stock is “DWAC Eligible” and not subject to a “DTC chill”; (ii) the lowest traded price of the Company’s Common Stock during the ten (10) Trading Days immediately preceding the respective Put Date exceeds $0.0005 per share; (iii) the Company has reserved a sufficient number of authorized but unissued shares of Common Stock for its obligations under the Purchase Agreement; (iv) the Company is current in its SEC reporting obligations; (v) the issuance of the Put Shares would not violate the shareholder-approval requirements of its principal trading market; and (vi) the Company has delivered an executive officer’s closing certificate confirming the foregoing.

During the eighteen (18) months following the date of the Purchase Agreement (or, if longer, while the Purchase Agreement remains in effect), the Company may not, without the prior written consent of Monroe Street, enter into any other “equity line of credit” financing. So long as the Purchase Agreement remains in effect, the Company may not, without the prior written consent of Monroe Street, enter into any “variable rate transaction” (generally, any transaction in which we issue securities convertible at, or exercisable at, a price that varies with, or that may be reset by reference to, the trading price of the Common Stock after issuance).

If we fail to cause our transfer agent to deliver the Put Shares to Monroe Street on a timely basis and Monroe Street is required to purchase shares of Common Stock in the open market (or its broker otherwise purchases shares) to cover a related sale of shares that Monroe Street anticipated receiving under the Purchase Agreement (a “Buy-In”), we are required to pay Monroe Street in cash, within one business day, the excess of (a) Monroe Street’s total purchase price for the cover shares (including brokerage commissions) over (b) the aggregate sale price of the related Put Shares that Monroe Street had committed to sell, in addition to any other remedies available to Monroe Street.

At the signing of the Purchases Agreement, the Company paid $8,000 to Monroe Street’s legal counsel as reimbursement for Monroe Street’s expenses incurred in connection with the preparation of the Purchase Agreement, and the Company is responsible for all transfer agent fees, stamp taxes and other taxes and duties levied in connection with the delivery of Put Shares and Commitment Shares to Monroe Street.

The Purchase Agreement is governed by, and construed in accordance with, the laws of the State of Delaware. The Purchase Agreement requires the parties to submit all claims arising under the Purchase Agreement (and certain related agreements) to binding arbitration in New Castle County, Delaware. The parties have consented to the exclusive jurisdiction of the state and federal courts located in New Castle County, Delaware for any litigation that may be brought outside the arbitration process, and have waived trial by jury.

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2026, and has determined that the following material subsequent events are required to be disclosed in these financial statements:

•	On May 2, 2026, pursuant to the agreement entered into with Orbit on April 14, 2026, the Company issued an additional $75,000 toward the $1 million investment obligation, thereby satisfying the initial $100,000 investment tranche into Orbit.

•	On July 16, 2026, the Company entered into an agreement to terminate the agreement entered into with Orbit on April 14, 2026. Pursuant to this Settlement Agreement and General Release, the Company and Orbit mutually agreed to terminate the SAFE Agreement and compromise, resolve, and settle, finally and forever, any claims and causes of action that were or could have been asserted against one another in connection with the SAFE Agreement. Upon execution of this Settlement Agreement and General Release, Orbit agreed to submit a one-time lump sum payment in the amount of $125,000.00 (the "Settlement Payment"). The Settlement Payment shall be inclusive of all claims for attorneys’ fees, expenses, and/or other costs of any kind or nature. In full satisfaction of this agreement, Orbit, paid, and the Company received the full Settlement Payment on July 16, 2026.

