Form 10-Q
period 2026-07-31
Mag Magna Corp
filed 2026-11-13
CIK 1949864

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

4005 West Reno Avenue, Suite F

Las Vegas, Nevada 89118

702-595-2247

 (Address, including Zip Code, and Telephone Number,

including Area Code, of Registrant’s Principal Executive Office)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,294,047 common shares issued and outstanding as of November 13, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

The accompanying interim consolidated financial statements of Mag Magna Corp. (the “Company,” “we,” “us,” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

MAG MAGNA CORP

CONSOLIDATED BALANCE SHEETS

	July 31, 2026	April 30, 2026
ASSETS
Current Assets
Cash	$5,204	$158,325
Other receivables – related party	4,183	–
Total Current Assets	9,387	158,325

Mining assets	1,900,000	1,900,000
Investment in unrelated business	–	25,000
Total Non Current Assets	1,900,000	1,925,000
Total Assets	$1,909,387	$2,083,325

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$793	$3,494
Accrued interest	17,665	–
Derivative liability	812,121	812,121
Liabilities of discontinued operations	5,272	5,272
Mining acquisition payable	275,000	275,000
Notes payable	622,799	493,581
Loan Payable – Related Parties	151,434	199,469
Total Current Liabilities	1,885,084	1,788,937

Total Liabilities	1,885,084	1,788,937

Stockholders’ Equity / (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized, 24,294,047 and 19,224,047 shares issued and outstanding at July 31, 2026 and April 30, 2025, respectively	24,294	19,224
Additional Paid-in Capital	16,416,567	15,113,785
Accumulated Deficit	(16,416,558)	(14,838,621)
Total Stockholders’ Equity / (Deficit)	24,303	294,388)

Total Liabilities & Stockholders’ Equity (Deficit)	$1,909,387	$2,083,325

The accompanying notes are an integral part of the consolidated financial statements.

MAG MAGNA CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,
	2026	2025
Revenues
Total Revenue	$–	$–

Cost of Goods Sold	–	–

Gross Profit	–	–

Operating Expenses
General and administrative expenses	1,545,636	90,425
Total Operating Expenses	1,545,636	90,425

Income (Loss) From Operations	(1,545,636)	(90,425)

Other Income (Expense)
Other income	24,983	–
Interest expense	(57,284)	–
Total Other Income (Expense)	(32,301)	–

Net Loss Before Provision for Income Taxes	(1,577,937)	(90,425)

Provision for Income Taxes	–	–

NET LOSS	$(1,577,937)	$(90,425)

Net Loss Per Share from Continuing Operations: Basic and Diluted	$(0.20)	$(0.02)

Weighted Average Number of Shares Outstanding: Basic and Diluted	8,089,074	5,829,047

The accompanying notes are an integral part of the consolidated financial statements.

MAG MAGNA CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY / (DEFICIT)

For the Three Months Ended July 31, 2026 and 2025

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount ($)	($)	($)	($)
Balance April 30, 2025	5,829,047	5,829	31,897	(121,024)	(83,298)

Gain on forgiveness of debt – related party	–	–	137,000	–	137,000
Net loss	–	–		(90,425)	(90,425)
Balance July 31, 2025	5,829,047	5,829	168,897	(211,449)	(36,723)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount ($)	($)	($)	($)
Balance April 30, 2026	19,224,047	19,224	15,113,785	(14,838,621)	294,388

Shares sold for cash	3,150,000	3,150	12,600	–	15,750
Shares issued for services	1,900,000	1,900	1,271,100	–	1,273,000
Shares issued with debt	20,000	20	19,082	–	19,102
Net loss	–	–	–	(1,577,937)	(1,577,937)
Balance July 31, 2026	24,294,047	24,294	16,419,567	(16,416,558)	24,303

The accompanying notes are an integral part of the consolidated financial statements.

MAG MAGNA CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended July 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(1,577,937)	$(90,425)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Amortization of debt discount	23,218	–
Amortization expense	–	7,288
Change in fair market value of derivative liabilities	–	–
Stock issued for services	1,273,000	–
Shares issued with debt	19,102	–
Changes in operating assets and liabilities:
Increase (decrease) in
Accounts payable and accrued expenses	14,964	–
Accounts payable and accrued expenses – related parties	(48,035)	–
Other receivables – related party	(4,183)	–
Prepaid expenses	–	16,630
Net Cash Used for Operating Activities of Continuing Operations	(299,871)	(66,507)

Cash Flows From Investing Activities of Continuing Operations:
Gain on investment	25,000	–
Net Cash Used for Investing Activities of Continuing Operations	25,000	–

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	106,000	–
Proceeds from issuance of convertible notes payable – related parties	–	73,323
Stock issued for cash	15,750	–
Principal repayment of notes payable – related parties	–	(6,816)
Net Cash Provided by Financing Activities	121,750	66,507

Net Increase in Cash	(153,121)	–

Cash at Beginning of Year	158,325	–

Cash at End of Period	$5,204	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Discount on issuance of derivatives	$5,842	$–

The accompanying notes are an integral part of the consolidated financial statements.

MAG MAGNA CORP

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2026

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

NOTE 2 – GOING CONCERN

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $16,416,558 as of July 31, 2026, a net loss of $1,577,937 for the three months ended July 31, 2026, and used net cash of $299,871 in operating activities of continuing operations for the three months ended July 31, 2026. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

(1) The revenue for our Poultry Farming Consultancy is acknowledged at a specific moment when the consulting services are completed and delivered in accordance with contractual terms. The Company assumes no responsibility for any inability to fulfill obligations arising from circumstances beyond reasonable control. We may request deposits from clients before delivering services upon order placement. If deposits are obtained before providing services, the Company acknowledges deferred revenue until the service delivery is completed. Payment is typically received prior to the service delivery. During the three months ended July 31, 2025, we generated revenue from the providing of our Poultry Farming Consultancy services in the amount of $0. The deferred income related to the providing Poultry Farming Consultancy services was $0 as of July 31, 2025. The services were provided by the Company’s CEO. This has now been memorialized as discontinued operations.

(2) The Subscription Plan for API service is provided on the basis of the amount of requests per month. The service covers a variety of 12 common chicken breeds. It provides users with an access to a comprehensive database that includes detailed information on symptoms, potential causes, and effective management strategies for each breed-specific condition. To access Poultry Wellness Guide API, a subscription purchase is required. Subscriptions must comply with our Terms of Service. Subscription revenue for the API service is recognized ratably over the subscription period. Subscription payments are received in advance of the service period. Such advance payments are recorded as deferred income upon receipt and are recognized as revenue on a straight-line basis over the subscription period the service is provided, reflecting the transfer of control and continuous delivery of the service to the customer. During the three months ended July 31, 2025, we generated revenue from the sale of API requests in the amount of $0. The deferred income related to the sales of subscription plans for the API service was $0 as of July 31, 2025. This has now been memorialized as discontinued operations.

We have generated no revenue to date from our new business activity in the mineral mining sector for the three months ended July 31, 2026.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the three months ended July 31, 2026 and 2025, this cost was $0.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of July 31, 2026 and 2025.

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

Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. All of the Company’s deferred tax assets were offset by a full valuation allowance at July 31, 2026 and 2025.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Other Segment Items and Reconciliation. In accordance with ASC 280-10-50-29(f), there are no “other segment items” required to be disclosed separately, because the Company’s segment measure of net loss includes all items of revenue, expense, gain and loss reported on the face of the Company’s statements of operations and there are no items that are not regularly provided to the CODM but that are included in consolidated net loss. The Company’s segment revenue, segment net loss and segment assets are equal in all respects to the Company’s consolidated revenue, consolidated net loss and consolidated assets reported in the accompanying financial statements; accordingly, no reconciliation is presented.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For the three months ended July 31, 2026 and 2025, the Company had share-based compensation of $1,273,000 and $0, respectively.

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

During the three months ended July 31, 2026, advance related parties a total of $52,218, of which $48,035 repaid monies advanced to the Company during the year ended April 30, 2026. These advances have no written agreements, are non-interest bearing and due upon demand.

NOTE 5 – PROPERTY ACQUISITION

On January 19, 2026, the Company entered into a purchase agreement (the “Properties Agreement”) relating to certain mineral rights in and to 21 parcels of real property located in Hardin County, Illinois, and three unpatented lode mining claims located in Mohave County, Arizona (collectively, the “Properties”). The Purchase Price consideration consists of (a) $300,000 in cash, payable in installments as described below, and (b) 2,000,000 shares of common stock of the Company.

Cash Consideration. The cash portion of the Purchase Price of $300,000 is payable as follows: (i) $25,000 within 30 days of closing (which due date has been extended by 60 days by oral agreement); (ii) $25,000 within 90 days of closing; (iii) $25,000 within 120 days of closing; (iv) $125,000 on the first anniversary of the closing date; and (v) $100,000 on the second anniversary of the closing date. $275,000 has been recognized as an "Acquisition payable" within current liabilities at July 31, 2026 and April 30, 2026.

Share Consideration — Deemed Price vs. Fair Value. The Properties Agreement provides that, for purposes of the agreement, the 2,000,000 shares of common stock issued in connection with the acquisition were deemed to have a price of $5.00 per share, producing a contractually agreed value of $10,000,000 for the share component and an aggregate contractual purchase price of $10,300,000. The Company does not view the $5.00 per share “deemed” value as the fair value of the shares issued; the $5.00 deemed price was an arms’-length negotiated figure used solely for purposes of the Properties Agreement. For financial reporting purposes, in accordance with ASC 805-50 (asset acquisitions), the Company measured the 2,000,000 shares of common stock issued at the closing market price of the Company’s common stock on January 19, 2026 (the date of the Properties Agreement) of $0.80 per share, resulting in share consideration of $1,600,000.

Reconciliation. The total acquisition cost recognized by the Company for accounting purposes, and capitalized as “Mining Assets” in the accompanying balance sheet at July 31, 2026, is as follows:

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

Work-Program Commitments. Under the Properties Agreement, the Company is required to actively explore the Properties with a view to determining their mineral potential and the prospects for their development and future production. The Company’s minimum work-program commitments are $100,000 for calendar year 2026 and $200,000 for calendar year 2027. These commitments are executory obligations and will be charged to operations as the related exploration expenditures are incurred (see Note 3). As of July 31, 2026, no exploration activities have commenced on either of the Properties and no exploration expenditures have been incurred.

During the year ended April 30, 2026, the Company paid $25,000 on the acquisition payable leaving a balance of $275,000 to be paid as July 31, 2026 and April 30, 2026.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On February 25, 2026, the Company entered into a convertible note payable with Monroe Street Capital Partners, LP, in the amount of $91,292, with an interest rate 8% per annum, and has a maturity date of February 25, 2027. This note included an original issue discount of $21,262 and guaranteed interest due of $7,303. The note contains a conversion feature that allows the holder to convert the outstanding balance plus accrued interest into shares of the Company’s common stock at the lesser of $1.50 or 60% of the lowest trading price of the Company’s stock price for the preceding twenty trading days at any time following the issue date. The Company evaluated the conversion feature in accordance with ASC 815 and determined that the conversion feature qualified for derivative treatment. The Company recognized amortization expense of $5,404 during the three months ended July 31, 2026. Interest expense for the three months ended July 31, 2026 and 2025 was $1,856 and $0, respectively.

In connection with the note, the Company issued 15,000 shares of common stock and 40,575 warrants to purchase additional shares of the Company at strike price of $2.25 per share. The Company valued the shares of common stock based on the closing share price $1.38 on the grant date for a total of $20,700. See note 8 for more information on the warrants.

On February 27, 2026, the Company entered into a convertible note payable with Lambda Ventures, LLC, in the amount of $91,292, with an interest rate 8% per annum, and has a maturity date of February 27, 2027. This note included an original issue discount of $6,762 and guaranteed interest due of $7,303. The note contains a conversion feature that allows the holder to convert the outstanding balance plus accrued interest into shares of the Company’s common stock at the lesser of $1.50 or 60% of the lowest trading price of the Company’s stock price for the preceding twenty trading days at any time following the issue date. The Company evaluated the conversion feature in accordance with ASC 815 and determined that the conversion feature qualified for derivative treatment. The Company recognized amortization expense of $1,719 during the three months ended July 31, 2026. Interest expense for the three months ended July 31, 2026 and 2025 was $1,856 and $0, respectively.

In connection with the note, the Company issued 40,575 warrants to purchase additional shares of the Company at strike price of $2.25 per share. See note 8 for more information on the warrants.

On April 1, 2026, the Company entered into a convertible note payable with CFI Capital LLC, in the amount of $170,000, with an interest rate 6% per annum, and has a maturity date of April 1, 2027. This note included an original issue discount of $23,000 and guaranteed interest due of $10,200. The note contains a conversion feature that allows the holder to convert the outstanding balance plus accrued interest into shares of the Company’s common stock at 60% of the lowest trading price of the Company’s stock price for the preceding twenty trading days at any time following the issue date. The Company evaluated the conversion feature in accordance with ASC 815 and determined that the conversion feature qualified for derivative treatment. The Company recognized amortization expense of $5,845 during the three months ended July 31, 2026. Interest expense for the three months ended July 31, 2026 and 2025 was $2,592 and $0, respectively.

On April 30, 2026, the Company entered into a convertible note payable with Silvercrest Hybrid Capital LLC, in the amount of $170,000, with an interest rate 12% per annum, and has a maturity date of April 29, 2027. This note included an original issue discount of $23,000 and guaranteed interest due of $20,400. The note contains a conversion feature that allows the holder to convert the outstanding balance plus accrued interest into shares of the Company’s common stock at 60% of the lowest trading price of the Company’s stock price for the preceding twenty trading days at any time following the issue date. The Company evaluated the conversion feature in accordance with ASC 815 and determined that the conversion feature qualified for derivative treatment. The Company recognized amortization expense of $5,845 during the three months ended July 31, 2026. Interest expense for the three months ended July 31, 2026 and 2025 was $5,184 and $0, respectively.

In connection with the note, the Company issued 30,000 shares of common stock. The Company valued the shares of common stock based on the closing share price $0.71 on the grant date for a total of $21,303.

On May 7, 2026, the Company entered into a convertible note payable with GW Capital Investments, LLC, in the amount of $123,333, with an interest rate 12% per annum, and has a maturity date of May 6, 2027. This note included an original issue discount of $17,333 and guaranteed interest due of $14,800. The note contains a conversion feature that allows the holder to convert the outstanding balance plus accrued interest into shares of the Company’s common stock at 60% of the lowest trading price of the Company’s stock price for the preceding twenty trading days at any time following the issue date. The Company evaluated the conversion feature in accordance with ASC 815 and determined that the conversion feature qualified for derivative treatment. The Company recognized amortization expense of $4,405 during the three months ended July 31, 2026. Interest expense for the three months ended July 31, 2026 and 2025 was $3,475 and $0, respectively.

In connection with the note, the Company issued 20,000 shares of common stock. The Company valued the shares of common stock based on the closing share price $0.96 on the grant date for a total of $19,102.

NOTE 7 – INVESTMENT IN UNRELATED BUSINESS

On April 14, 2026, the Company entered into a Simple Agreement for Future Equity (SAFE) agreement (the “Orbit Agreement”) with Orbit Beyond, Inc. (“Orbit”), a commercial lunar transportation and infrastructure company, for up to a $1 million investment by the Company. Pursuant to the Orbit Agreement, in April 2026, the Company invested $25,000. On May 2, 2026, pursuant to the agreement entered into with Orbit on April 14, 2026, the Company issued an additional $75,000 toward the $1 million investment obligation, thereby satisfying the initial $100,000 investment tranche into Orbit. On July 16, 2026, the Company entered into an agreement to terminate the agreement entered into with Orbit on April 14, 2026. Pursuant to this Settlement Agreement and General Release, the Company and Orbit mutually agreed to terminate the SAFE Agreement and compromise, resolve, and settle, finally and forever, any claims and causes of action that were or could have been asserted against one another in connection with the SAFE Agreement. Upon execution of this Settlement Agreement and General Release, Orbit agreed to submit a one-time lump sum payment in the amount of $125,000.00 (the “Settlement Payment”). The Settlement Payment shall be inclusive of all claims for attorneys’ fees, expenses, and/or other costs of any kind or nature. In full satisfaction of this agreement, Orbit, paid, and the Company received the full Settlement Payment on July 16, 2026.

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

The Company evaluated the value of the warrants using a Black-Scholes model assuming the following inputs: strike price of $2.25; closing stock price of $1.32 on the grant date; discount rate of 3.51%; term of 5 years; volatility of 1275%; and dividend rate of 0%. The total intrinsic value of warrants granted during the three months ended July 31, 2026 and the year ended April 30, 2026 was $107,118. As the warrants were granted in connection with debt, no additional expense has been recognized in relation to the warrants.

Warrant activity for the years ended April 30, 2026 and 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – April 30, 2025	–	$–	–	$–
Exercisable - April 30, 2025	–	–	–	–
Granted	81,150	2.25	4.83	107,118
Exercised	–	–	–	–
Cancelled/Forfeited	–	–	–	–
Outstanding – April 30, 2026	81,150	$2.25	4.83	$107,118
Exercisable – April 30, 2026	81,150	2.25	4.83	107,118
Unvested – April 30, 2026	–	$–	–	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled/Forfeited	–	–	–	–
Outstanding – July 31, 2026	81,150	$2.25	4.83	$107,118
Exercisable – July 31, 2026	81,150	$2.25	4.83	$107,118
Unvested – July 31, 2026	–	$–	–	$–

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Total
Balance as of April 30, 2024	$–
Fair Value of Derivatives	–
Discount on Derivatives Due to Cash Received	–
Transfer to put premium	–
Balance as of April 30, 2025	–
Fair Value of Derivatives	1,260,681
Discount on Derivatives Due to Cash Received	(448,560)
Balance as of April 30, 2026	812,121
Fair Value of Derivatives	–
Discount on Derivatives Due to Cash Received	–
Balance as of July 31, 2026	$812,121

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

The following table shows the assumptions used in the calculations of its derivatives:

	July 31, 2026	July 31, 2025
Stock price	$0.7000 - $1.3200	–
Exercise price	$0.0323 - $0.7200	–
Contractual term (in years)	0 – 5.00	–
Volatility (annual)	1,175% - 1,275%	–
Risk-free rate	3.61%	–

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

During the three months ended July 31, 2026, the Company has issued a total of 3,150,000 shares of common stock with subscription agreement.

During the three months ended July 31, 2026, the Company has issued a total of 1,900,000 shares of common stock for services rendered.

During the three months ended July 31, 2026, the Company has issued a total of 20,000 shares of common stock with associated debt agreement. As the shares were issued with debt, the Company recorded a total of $19,102 in interest expense based on the respective closing share price on the grant dates.

At July 31, 2026 and 2025, there were 24,294,047 and 5,829,047 shares of common stock issued and outstanding, respectively.

NOTE 11 – AMENDED AND RESTATED ARTICLES OF INCORPORATION

On January 13, 2026, the Company filed with the State of Wyoming an Articles of Amendment to its Articles of Incorporation in the form an Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”). The following provisions were included in the Amended and Restated Articles:

1.	Capital Stock. 500,000,000 shares of $0.001 par value common stock are now authorized; 1,000,000 shares of $0.001 par value preferred stock are now authorized. Notwithstanding the designation of the class of Series X Preferred Stock designated in the Amended and Restated Articles, the designations, preferences, limitations, restrictions, and relative rights of any additional classes of preferred stock, and variations in the relative rights and preferences as between different series, shall be established by the Company’s Board of Directors.

2.	Cumulative Voting. Cumulative voting for the election of directors shall not be permitted.

3.	Preemptive Rights. No holder of any stock of the Company shall be entitled, as a matter of right, to purchase, subscribe for or otherwise acquire any new or additional shares of stock of the Company of any class, or any options or warrants to purchase, subscribe for or otherwise acquire any such new or additional shares, or any shares, bonds, notes, debentures or other securities convertible into or carrying options or warrants to purchase, subscribe for or otherwise acquire any such new or additional shares unless specifically authorized by the Board of Directors of the Company.

4.	Shareholder Voting on Corporate Actions. Notwithstanding the requirements of Wyoming law, the affirmative vote or concurrence of the holders of a majority of the outstanding shares of the Company entitled to vote thereon are required to make effective all transactions that require shareholder approval under applicable law.

5.	Indemnification of Directors, Officers, Employees, Fiduciaries and Agents.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of July 31, 2026, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

Assets and liabilities of discontinued operations as of July 31, 2026 and April 30, 2026, are as follows:

	July 31, 2026	April 30, 2026
Assets
Prepaid expense	$–	$–
Total Current Assets	–	–

Intangible assets, net (a)	–	–
Total Assets	$–	$–

Liabilities
Accounts payable	$5,272	$5,272
Deferred revenue	–	–

Total Liabilities	$5,272	$5,272

(a)	– Intangible assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	July 31, 2026	April 30, 2026
API	5	$–	$121,100
Website	3	–	9,400
Software	5	–	9,000
		–	139,500
Accumulated amortization		–	(35,755)
Impairment		–	(103,745)
Net book value		$–	$–

During the three months ended July 31, 2026 and 2025, we recognized $0 and $7,288 in amortization expense, respectively.

During the three months ended July 31, 2026, the Company recognized $0 in impairment expense.

Results of discontinued operations for the three months ended July 31, 2026 and 2025 are as follows:

	July 31, 2026	July 31, 2025
Revenue
Consulting services	$–	$–
API Requests	–	–
Total Revenues	–	–

Operating Expenses
General and administrative	–	90,425

Other Expenses
Loss on write-off of assets	–	–

Income (Loss) from discontinued operations	$–	$(90,425)

NOTE 15 – EQUITY PURCHASE AGREEMENT

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

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2026, and has determined that there are no material subsequent events required to be disclosed in these financial statements.

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

Results of Operations

The following table summarizes our results of operations for Interim 2027 and Interim 2026:

	Interim 2027	Interim 2026
Revenues	$–	$–
General and administrative expenses	1,545,636	90,425
Loss from operations	(1,545,636)	(90,425)

Other income	24,983	–
Interest expense	(57,284)	–
Total other income (expense)	(32,301)	–

Net loss	$(1,577,937)	$(90,425)

Net loss per share, basic and diluted	$(0.08)	$(0.02)
Weighted average shares outstanding, basic and diluted	8,089,074	5,829,047

Revenues. We reported no revenues in Interim 2027 or Interim 2026. The poultry-farming consulting and API-subscription activities from which we previously derived revenue were discontinued in connection with the December 2025 Change in Control. All of our future revenues, if any, are expected to be derived from our mining and related operations, which have not commenced.

Operating Expenses. Operating expenses for Interim 2027 were $1,545,636, compared to $90,425 for Interim 2026, an increase of $1,455,211. Operating expenses in both periods consisted entirely of general and administrative expenses. The increase is attributable principally to $1,273,000 of stock-based compensation recognized on the issuance of 1,900,000 shares of common stock to consultants for services rendered, with the balance attributable to higher professional, legal, audit and accounting fees incurred in connection with the change in business plan, the Properties acquisition, our financing activities and our reporting obligations as a public company. Excluding the non-cash stock-based compensation charge, operating expenses for Interim 2027 were $275,716.

Other Income (Expense). We reported net other expense of $32,301 for Interim 2027, compared to $0 for Interim 2026. Other income of $24,983 represents the gain recognized on the settlement and termination of our Simple Agreement for Future Equity with Orbit Beyond, Inc., under which we received a lump-sum settlement payment of $125,000 on July 16, 2026, against a cumulative investment of $100,000. See Note 7 to our financial statements.

Interest expense of $57,284 for Interim 2027 consists of $14,963 of contractual interest accrued on our outstanding convertible notes, $23,218 of amortization of debt discount, and $19,102 attributable to 20,000 shares of common stock issued in connection with the GW Capital Note, valued at the closing market price of our common stock on the grant date. We incurred no interest expense in Interim 2026 because no convertible notes were outstanding during that period.

Net Loss. We reported a net loss of $1,577,937 for Interim 2027, compared to a net loss of $90,425 for Interim 2026. Approximately $1,315,320 of the Interim 2027 net loss, or 83%, consists of non-cash charges — $1,273,000 of stock issued for services, $23,218 of amortization of debt discount and $19,102 of shares issued with debt.

We expect to continue to report net losses until such time, if any, as our planned mining operations generate revenue. The timing of the commencement of those operations cannot be predicted, in as much as we currently lack the capital with which to commence them.

Discontinued Operations. In connection with the December 2025 Change in Control, the poultry-farming consulting and API-subscription operations were discontinued. Those operations were determined to be no longer congruent with our new management or with our operations going forward. The cessation of those revenues and the disposal of the associated assets represent a strategic shift, and the results of those operations have been classified as discontinued operations in accordance with ASC 205-20. The related intangible assets were fully impaired during the fiscal year ended April 30, 2026, and the carrying value of the assets of the discontinued operations was $0 at July 31, 2026, and April 30, 2026. Liabilities of discontinued operations, consisting of accounts payable, were $5,272 at each of those dates. The results of the discontinued operations for Interim 2027 and Interim 2026 are set forth in Note 14 to our financial statements.

Liquidity and Capital Resources

As of the date of this report, we lack the capital necessary to satisfy our minimum work-program commitments under the Properties Agreement, to fund the cash installments due under the Properties Agreement and to fund our general working capital requirements. We expect to continue to incur losses and negative cash flow from operations for the foreseeable future. We will need to raise additional capital through the issuance of Put Shares to Monroe Street under the Purchase Agreement described below and from other equity or debt financings. There is no assurance that any such capital will be available on acceptable terms, or at all.

Working Capital and Cash Position. As of July 31, 2026, we had cash of $5,204, total current assets of $9,387, total current liabilities of $1,885,084 and a working capital deficit of $1,875,697. As of April 30, 2026, we had cash of $158,325, total current assets of $158,325, total current liabilities of $1,788,937 and a working capital deficit of $1,630,612. Our working capital deficit increased by $245,085 during Interim 2027, principally because cash was used to fund operating expenses while total current liabilities increased.

Our current liabilities at each date consisted of the following:

	July 31, 2026	April 30, 2026
Accounts payable	$793	$3,494
Accrued interest	17,665	–
Derivative liability	812,121	812,121
Liabilities of discontinued operations	5,272	5,272
Mining acquisition payable	275,000	275,000
Notes payable, net of discount	622,799	493,581
Loans payable — related parties	151,434	199,469
Total current liabilities	$1,885,084	$1,788,937

Sources of Capital

Equity Purchase Agreement. On February 25, 2026, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Monroe Street Capital Partners, LP (“Monroe Street”), under which Monroe Street is committed to purchase up to $30 million of our common stock. We have the right, in our sole discretion and subject to the conditions and limitations in the Purchase Agreement, to direct Monroe Street by delivery of a put notice specifying the number of shares to be purchased. Each put is subject to a minimum of $25,000 and a maximum of the lesser of $500,000 or 200% of the average daily trading value during the seven trading days immediately preceding the put date. The purchase price per share is the lesser of (a) 80% of the lowest traded price on the trading day immediately preceding the put date and (b) 80% of the lowest traded price on any trading day during the valuation period. We are required to file a registration statement on Form S-1 covering the resale of the shares to be purchased by Monroe Street. As of July 31, 2026, and as of the date of this report, we had not delivered any put notice and had received no proceeds under the Purchase Agreement. Our ability to draw on the facility is conditioned on, among other things, our common stock being DWAC eligible and not subject to a DTC chill, the effectiveness of the resale registration statement, our being current in our SEC reporting obligations and our having reserved a sufficient number of authorized but unissued shares. There is no assurance that we will be able to sell any shares to Monroe Street. See Note 15 to our financial statements.

Convertible Promissory Notes. At April 30, 2025 we had no convertible notes outstanding. During the fiscal year ended April 30, 2026, we issued four convertible promissory notes, and during Interim 2027 we issued one additional convertible promissory note, as follows:

Holder	Issue Date	Principal	Original Issue Discount	Cash Proceeds	Interest Rate	Maturity Date
Monroe Street Capital Partners, LP	2/25/2026	$91,292	$[6,762]	$[84,530]	8%	2/25/2027
Lambda Ventures, LLC	2/27/2026	91,292	6,762	84,530	8%	2/27/2027
CFI Capital LLC	4/1/2026	170,000	[23,000]	[147,000]	6%	4/1/2027
Silvercrest Hybrid Capital LLC	4/30/2026	170,000	[23,000]	[147,000]	12%	4/29/2027
GW Capital Investments, LLC	5/7/2026	123,333	17,333	106,000	12%	5/6/2027

Only the GW Capital Note was issued during Interim 2027; the $106,000 of cash proceeds from that note is reflected in financing activities for the period. Each of the Monroe Street Note and the Lambda Note provides for guaranteed first-year interest of $7,303 that is fully earned at issuance; the guaranteed interest on the CFI Capital, Silvercrest and GW Capital Notes is $10,200, $20,400 and $14,800, respectively.

The notes share substantially the following terms. Each is convertible at the holder’s option into shares of our common stock. The Monroe Street and Lambda Notes are convertible at any time following issuance at the lesser of $1.50 or 60% of the lowest traded price of our common stock during the 20 trading days preceding conversion; the CFI Capital, Silvercrest and GW Capital Notes are convertible at any time after the six-month anniversary of issuance at 60% of the lowest traded price during the same measurement period. Each note is subject to a 4.99% beneficial ownership limitation. Each may be prepaid before default on short notice at a premium ranging from 105% to 140% of principal and accrued interest depending on the date of prepayment, and in the case of the Monroe Street and Lambda Notes at 118%. Each requires us to maintain a share reserve equal to the greater of a stated number of shares or four times the number of shares issuable on full conversion at the then-current conversion price, and failure to maintain the reserve is an event of default. On an event of default, the Monroe Street and Lambda Notes accelerate to 150% of principal and accrued interest, and the conversion price under the CFI Capital, Silvercrest and GW Capital Notes falls to 45% of the lowest traded price during the 20 trading days preceding conversion. The notes restrict our ability to pay dividends, repurchase stock, dispose of significant assets outside the ordinary course, make affiliate loans and enter into variable rate transactions without the holder’s consent. See Note 6 to our financial statements.

Because each note is convertible at a discount to the market price of our common stock, with no floor on the conversion price other than par value, conversions could result in the issuance of a substantial number of shares and material dilution to our existing stockholders, and the number of shares issuable increases as the market price of our common stock declines. The embedded conversion features have been determined to require derivative accounting under ASC 815-15, and a derivative liability of $812,121 was carried on our balance sheet at July 31, 2026 and April 30, 2026.

Related-Party Advances. During Interim 2027 we advanced a total of $52,218 to related parties, of which $48,035 repaid amounts those parties had advanced to us during the fiscal year ended April 30, 2026, leaving a receivable from related parties of $4,183 at July 31, 2026. Our loans payable to related parties decreased from $199,469 at April 30, 2026 to $151,434 at July 31, 2026. These advances are not evidenced by written agreements, are non-interest bearing and are due on demand. During Interim 2026, our former Chief Executive Officer advanced funds to us and was repaid $6,816, and effective June 4, 2025 forgave $137,000 of related-party loans, which was recorded as an increase to additional paid-in capital. See Note 4 to our financial statements.

Cash Flows

The following table summarizes our cash flows for Interim 2027 and Interim 2026:

	Interim 2027	Interim 2026
Net cash used in operating activities	$(299,871)	$(66,507)
Net cash provided by investing activities	25,000	–
Net cash provided by financing activities	121,750	66,507
Net decrease in cash	$(153,121)	$–
Cash at beginning of period	158,325	–
Cash at end of period	$5,204	$–

Operating Activities. Net cash used in operating activities was $299,871 for Interim 2027, compared to $66,507 for Interim 2026. The net loss of $1,577,937 for Interim 2027 was reduced by non-cash charges of $1,273,000 of stock issued for services, $23,218 of amortization of debt discount and $19,102 of shares issued with debt. Changes in operating assets and liabilities provided a net use of $37,254, consisting of a $14,964 increase in accounts payable and accrued expenses, a $48,035 decrease in amounts payable to related parties and a $4,183 increase in other receivables from related parties. Because we have no revenue-generating operations, we expect cash used in operating activities to continue to be funded through the Purchase Agreement, convertible note financings, related-party advances and other financings until we are able to commence exploration and any future production activities.

Investing Activities. Net cash provided by investing activities was $25,000 for Interim 2027, compared to $0 for Interim 2026, and relates to our investment in and subsequent settlement with Orbit Beyond, Inc. [We paid an additional $75,000 under the Orbit SAFE on May 2, 2026 and received a $125,000 settlement payment on July 16, 2026; these gross amounts should be presented separately within investing activities and the net figure conformed. See Drafting Note 3.] We made no cash payments on the mining acquisition payable during Interim 2027. The acquisition of the Properties on January 19, 2026 was principally a non-cash transaction, recorded as $1,900,000 of mining assets with consideration consisting of a $300,000 acquisition payable and 2,000,000 shares of common stock valued at $1,600,000. Future cash outflows for investing activities are expected to consist of the scheduled installment payments under the Properties Agreement and any exploration expenditures we are able to fund.

Financing Activities. Net cash provided by financing activities was $121,750 for Interim 2027, consisting of $106,000 of proceeds from the issuance of the GW Capital Note and $15,750 from the sale of 3,150,000 shares of common stock. For Interim 2026, net cash provided by financing activities was $66,507, consisting of $73,323 of advances from a related party partially offset by $6,816 of repayments. We have received no proceeds under the Purchase Agreement.

Contractual Obligations and Material Cash Requirements

Our material cash requirements consist of the remaining cash installments under the Properties Agreement, our minimum work-program commitments, the repayment or conversion of our convertible notes, and recurring legal, audit and other professional fees associated with being a public reporting company. The cash installments remaining unpaid under the Properties Agreement at July 31, 2026, were as follows:

	Amount	Status
Due within 90 days of closing (on or about April 19, 2026)	$25,000	Past due
Due within 120 days of closing (on or about May 19, 2026)	25,000	Past due
Due on the first anniversary of closing (January 19, 2027)	125,000
Due on the second anniversary of closing (January 19, 2028)	100,000
Total acquisition payable	$275,000

A $25,000 installment was paid during the fiscal year ended April 30, 2026. The due date of the first installment was extended by 60 days by oral agreement. Two installments aggregating $50,000 were past due as of July 31, 2026 and remain unpaid as of the date of this report. Our failure to make the remaining installment payments when due could result in the loss of our rights in the Properties, which would have a material adverse effect on our business. In addition, our minimum work-program commitments are $100,000 for calendar year 2026 and $200,000 for calendar year 2027; no exploration expenditures had been incurred as of July 31, 2026. We do not have sufficient cash on hand to satisfy these requirements and will need to raise capital from the Purchase Agreement or other sources in order to do so.

Going Concern

As discussed in Note 2 to our financial statements, there is substantial doubt about our ability to continue as a going concern. We had an accumulated deficit of $16,416,558 as of July 31, 2026, incurred a net loss of $1,577,937 for Interim 2027, used net cash of $299,871 in operating activities during Interim 2027, and had cash of $5,204 and a working capital deficit of $1,875,697 at July 31, 2026. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements. Our ability to continue as a going concern is dependent upon our obtaining the financing necessary to meet our obligations and repay our liabilities as they come due and, ultimately, upon generating profitable operations. Management intends to finance operating costs over the next twelve months through capital raised under the Purchase Agreement and through other debt and equity financings, and intends to pay consultants in shares rather than cash where practicable. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect reported amounts. The following estimates are those we consider most significant because they involve a high degree of subjectivity and because changes in them would have a material effect on our reported results.

Carrying Value and Impairment of Mineral and Mining Rights. We carry $1,900,000 of mining assets, representing the entire cost of the Properties and substantially all of our total assets of $1,906,307 at July 31, 2026. We have not established proven or probable reserves on any of the Properties, have not commenced exploration, and have not funded our minimum work-program commitments. Whether the carrying value remains recoverable depends on management’s intent and ability to continue to explore the Properties, which in turn depends on our ability to raise capital, and on our remaining in compliance with the Properties Agreement, including the installment payments described above. An impairment of all or a substantial portion of this balance would materially affect our results of operations and financial position.

Valuation of Derivative Liabilities. The embedded conversion features of our convertible notes are variable-rate features that require bifurcation and measurement at fair value under ASC 815-15, with changes recognized in earnings each period. Fair value is determined using a Black-Scholes model that is a Level 3 measurement and is highly sensitive to unobservable inputs, principally expected volatility (for which we used a range of 1,175% to 1,275%), the market price of our common stock and the expected term. Small changes in those inputs would produce materially different liability balances and materially different gains or losses.

Share-Based Payments. We issued 1,900,000 shares to consultants during Interim 2027 and recognized $1,273,000 of expense, measured at the closing market price of our common stock on the respective grant dates. Our common stock is thinly traded, and quoted prices may not reflect the price at which a meaningful volume of shares could be sold. The measurement of these awards therefore involves significant judgment, and a different measurement would materially change reported operating expenses.

Recently Issued Accounting Pronouncements. See Note 3 to our financial statements for a discussion of recently issued accounting pronouncements. We do not believe that any recently issued but not yet effective pronouncement will have a material effect on our financial position or results of operations.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2026, our Principal Executive Officer and Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

The Company’s Board of Directors did not adopt or terminate a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K), during the three months ended July 31, 2026.

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

Date: November 13, 2026	MAG MAGNA CORP.

	By:	/s/ Jamal Khurshid
Jamal Khurshid
Chief Executive Officer

